Form 10QSB
period 1995-08-31
TOP AIR MANUFACTURING INC
filed 1995-10-13
CIK 355469

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                           FORM 10-QSB


(Mark One)
X  Quarterly Report under Section 13 or 15(d) of the Securities
   Exchange Act of 1934.
For the quarterly Period ended         August 31, 1995
                              ------------------------------------
                               or

   Transition report under Section 13 or 15(d) of the Exchange
   Act.
For the transition period from              to
                              --------------   -------------------
Commission File Number:              0-10571
                        ------------------------------------------
                       TOP AIR MANUFACTURING, INC.
------------------------------------------------------------------
 (Exact name of small business issuer as specified in its charter)

     Iowa                                    42-1155462
------------------------------------------------------------------
(State or other jurisdiction              (I.R.S. Employer
of incorporation or organization)          Identification No.)

  406 Hwy 20, Parkersburg, Iowa                    50665
------------------------------------------------------------------
(Address of principal executive offices)       (Zip Code)

                          (319) 346-1788
------------------------------------------------------------------
(Issuer's telephone number, including area code)

                          Not Applicable
------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            Yes  X        No
                               -----          -----
4,012,765 Common Shares were outstanding as of September 30, 1995.

                   TOP AIR MANUFACTURING, INC.


                              INDEX


PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements:

    Condensed balance sheets, August 31, 1995
      (unaudited) and May 31, 1995                             1

    Unaudited condensed statements of operations
      three months ended August 31, 1995 and 1994              2

    Unaudited condensed statements of cash
      flows, three months ended August 31, 1995 and 1994   3 & 4

    Notes to condensed financial statements (unaudited)        5

  Item 2. Management's Discussion and Analysis or
          Plan of Operation                                6 & 7


PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports of Form 8-K                 8 & 9

                   TOP AIR MANUFACTURING, INC.

                    CONDENSED BALANCE SHEETS

     ASSETS
                                           AUGUST 31,       MAY 31,
                                              1995          1995<F*>
                                           ----------     ----------

CURRENT ASSETS
  Cash and cash equivalents                $   64,502     $  414,748
  Trade receivables, net of allowance
    for doubtful accounts August 31,
    1995 $90,000; May 31, 1995 $59,000      1,165,576      1,276,544
  Inventories (Note 2)                      3,012,039      1,553,830
  Income tax benefits                          77,348             --
  Other current assets                        421,370         96,649
                                           ----------     ----------

     Total Current Assets                   4,740,835      3,341,771
                                           ----------     ----------

LONG TERM RECEIVABLE AND OTHER ASSETS

  Notes receivable, net of current
    portion                                   183,418         54,711
  Other assets                                122,374         73,734
                                           ----------     ----------

PROPERTY AND EQUIPMENT, at cost, less         305,792        128,445
                                           ----------     ----------
  accumulated depreciation August 31,
  1995 $875,131; May 31, 1995 $831,371      1,666,666        778,706
                                           ----------     ----------

                                            6,713,293      4,248,922
                                           ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Short-term debt                             665,650         69,385
  Other Liabilities and accrued items       1,007,439        955,870
                                           ----------     ----------

    Total Current Liabilities               1,673,089      1,025,255
                                           ----------     ----------

LONG-TERM DEBT                              1,591,064        270,207
                                           ----------     ----------

DEFERRED INCOME TAX CREDITS                    79,000         79,000
                                           ----------     ----------

STOCKHOLDERS' EQUITY
  Common stock                                250,756        198,402
  Additional paid-in capital                1,416,773        840,877
  Retained earnings                         1,722,302      1,835,181
                                           ----------     ----------
                                            3,389,831      2,874,460
  Less cost of treasury stock                  19,691             --
                                           ----------     ----------
                                            3,370,140      2,874,460
                                           ----------     ----------
                                           $6,713,293     $4,248,922
                                           ==========     ==========

<F*>Condensed from Audited Financial Statements.

 See notes to Condensed Financial Statements.

                   TOP AIR MANUFACTURING, INC.

          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
          Three Months ended August 31, 1995 and 1994

                                             1995         1994
                                          ----------------------
Net Sales                                 $1,445,179   $ 270,032
                                          ----------   ---------
Cost and Expenses

  Cost of goods sold                       1,083,884     215,325
  Selling and administrative expenses        455,731     266,482
  Research and development expenses           81,265      50,940
  Interest expense                            32,407       4,660
                                          ----------   ---------
                                           1,653,287     537,407
                                          ----------   ---------
                                            (208,108)   (267,375)


Other Income                                  23,229       9,909
                                          ----------   ---------

    Income (loss) before Income Taxes       (184,879)   (257,466)

Income Taxes (credits)                       (72,000)   (102,200)
                                          ----------   ---------

    Net income (loss)                     $ (112,879)  $(155,266)
                                          ==========   =========

Earnings (loss) per Common Share                (.03)       (.05)
                                          ==========   =========

Weighted Average Number of Shares          3,784,472   3,196,496
                                          ==========   =========

See Notes to Condensed Financial Statements.

                            TOP AIR MANUFACTURING, INC.

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                  Three months Ended August 31, 1995 and 1994.

                                           1995          1994
                                        ----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash (used in) operating
    activities                          $ (343,847)    $(666,204)
                                        ----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of equipment          19,000        30,250
  Purchase of property and equipment       (99,221)     (104,186)
  Payments received on long-term
    notes receivable                         5,125            --
                                        ----------     ---------

Net cash (used in) investing
  activites                                (75,096)      (73,936)
                                        ----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term borrowings      882,100       327,000
  Proceeds from long-term borrowings     1,900,000            --
  Principal payments on short term
    borrowings                            (389,100)      (17,000)
  Net proceeds from issuance of common
    stock August 31, 1995 none
    August 31, 1994 333 shares                  --           198
  Principal payments on long-term
    borrowings                          (2,304,612)       (6,890)
  Purchase of common stock for the
    treasury                               (19,691)           --
                                        ----------     ---------
Net cash provided by (used in)
  financing activites                       68,697      (303,308)
                                        ----------     ---------
(Decrease) in Cash and Cash
  Equivalents                             (350,246)     (436,832)


CASH AND CASH EQUIVALENTS
  Beginning                                414,748       440,241
                                        ----------     ---------

  Ending                                $   64,502     $   3,409
                                        ==========     =========
See notes to Condensed Financial Statements.

                   TOP AIR MANUFACTURING, INC.

          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
          Three months Ended August 31, 1995 and 1994.

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
    Acquisition of Clay Equipment:
      Working capital acquired                              $1,329,160
      Fair value of other assets acquired, principally
       property and equipment                                1,127,825

      Long-term debt assumed                                (1,828,735)
                                                            ----------
                                                            $  628,250
                                                            ==========

      Issuance of common stock, 837,666 shares              $ (628,250)
                                                            ==========


                        TOP AIR MANUFACTURING, INC.


                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (Unaudited)


Note 1.  Condensed Financial Statements

         The condensed balance sheet as of August 31, 1995 and the statements of operations and cash flows for the three months ended August 31, 1995 and 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 1995 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1995 Annual Report to Shareholders. The results of operations for the periods ended August 31, 1995 and 1994 are not necessarily indicative of the operating results for the full year.


Note 2.  Inventories

         Inventories consist of the following:

                                        August 31,     May 31,
                                        1995           1995
                                        ----------     ----------
         Finished Goods                 $2,142,168     $1,470,682
         Work in Process                   497,252         36,095
         Raw Materials and Supplies        372,619         47,053
                                        ----------     ----------
                                        $3,012,039     $1,553,830
                                        ==========     ==========

                        TOP AIR MANUFACTURING, INC.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The acquisition of substantially all of the assets of Clay Equipment Corporation was completed on June 26, 1995. In connection with the transaction, the Company issued 837,666 shares of no par value common stock and assumed certain liabilities that existed on the date of the closing. The acquisition was accounted for under the purchase method of accounting, and accordingly, the results of operations from Clay Equipment have been included in the Company's financial statements commencing with the date of the acquisition.

RESULTS OF OPERATIONS

Net Sales:

     Net sales for the first quarter of Fiscal 1995 increased 435% to $1,445,179 compared to $270,032 for the same period last year. A portion of the increase, $169,837, resulted from increased shipments of spraying equipment and parts due to an extended spraying season in certain parts of the midwest. The balance of the increase, $1,005,310, resulted from the incremental sales picked up in the acquisition of Clay Equipment.

Operation Costs & Expenses:

     The Company's cost of goods sold for the quarter ended August 31, 1995 decreased to 75% of net sales compared to 80% for the first quarter of the previous year. The decrease, as a percentage of sales, was primarily a result of overhead being spread over a substantially higher volume of sales.

     Operating expenses increased 69% to $536,996 for the first quarter of fiscal 1995 compared to $317,422 for the previous year. The increase was primarily a result of the incremental expenses incurred from the Clay Equipment acquisition.

Interest Expense:

     Interest expense increased 595% to $32,407 compared to $4,660 for the first quarter of last year. The increase was due to the additional debt incurred from the Clay Equipment acquisition.

Income Taxes:

     The income tax credits of $72,000 and $102,200 for the quarters ended August 31, 1995 and 1994, represent the benefit that would be received if the loss for the quarter was carried back to reclaim income tax paid in prior years.

                        TOP AIR MANUFACTURING, INC.


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS

Material Changes in Financial Position:

     The Company's loss from operations of $112,879 combined with the purchase of fixed assets of approximately $900,000, net of depreciation, and other long-term assets of $177,000 offset by the assumption of long-term debt of $1,320,000 and the issuance of $630,000 in common stock in connection with the acquisition of Clay Equipment, resulted in an increase in working capital of approximately $750,000.

Liquidity and Capital Resources:

     At August 31, 1995 the Company had working capital of $3,067,746, an increase of $1,302,082 over a year ago and an increase of $751,230 since May 31, 1995. The increases are primarily a result of the acquisition of Clay Equipment on June 26, 1995. This transaction resulted in an increase of approximately $1,500,000 in inventory and $300,000 of other term liabilities and normal seasonal working capital changes of the Company. The current ratio decreased to 2.83 at August 31, 1995 from 3.26 at May 31, 1995. As a result of the Clay Equipment acquisition the Company will move to a new 85,000 square foot facility. The new facility is being constructed by the City, to be leased by the City to the Company (as assignee of Clay Equipment) under a lease for an initial term of 10 years (with a renewable five year option on the part of the City, as lessor) at an annual rental of $200,664 (which includes real estate and personal property taxes), and Top Air will be responsible for the payment of all utilities, insurance and maintenance. The relocation costs of the former Clay Equipment facility will be borne by the City and the Federal Economic Development Authority. The cost of relocating the Company's Parkersburg facility, which is not expected to be material, will be provided from internally generated funds. The Company will have an option to buy the new facility for $1.3 million at the end of the lease term.

                        TOP AIR MANUFACTURING, INC.

                        PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

                                                               Page Number
                                                              In Sequential
                        Exhibit Number                       Numbering System
                        --------------                       ----------------
            (11) Statement re computation of loss
                 per common share                                    8

        (b) Reports on Form 8-K
               There were two reports on Form 8-K filed with the Securities and Exchange Commission for the quarter ended August 31, 1995. The first 8-K was dated and filed on July 5, 1995 and in it the Company reported that it had completed the acquisition of substantially all of the assets of Clay Equipment on June 26, 1995 for 837,666 shares of the Company's no par common stock and the assumption of certain liabilities of Clay Equipment.

               The second 8-K was dated and filed on July 31, 1995 and in it the Company presented proforma financial information prepared using the purchase method of accounting for the acquisition of Clay Equipment on June 26, 1995.


SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                TOP AIR MANUFACTURING, INC.
                                ---------------------------
                                        (Registrant)


Date    October 13, 1995        /s/    Steven R. Lind
     ---------------------     ------------------------------------
                                       Steven R. Lind
                                President, Chief Executive Officer


Date    October 13, 1995        /s/    Steven F. Bahlmann
     ---------------------     ------------------------------------
                                       Steven F. Bahlmann
                                           Controller