Form 10QSB
period 1995-11-30
TOP AIR MANUFACTURING INC
filed 1996-01-16
CIK 355469

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                FORM 10-QSB


(Mark One)
(X)  Quarterly Report under Section 13 or 15(d) of the Securities
       Exchange Act of 1934.
For the quarterly Period ended         November 30, 1995
                               --------------------------------------

                                    or

( )  Transition report under Section 13 or 15(d) of the Exchange
       Act.
For the transition period from ------------ to ----------------------

Commission File Number:              0-10571
                        ---------------------------------------------

                              TOP AIR MANUFACTURING, INC.
---------------------------------------------------------------------
 (Exact name of small business issuer as specified in its charter)

     Iowa                                    42-1155462
---------------------------------------------------------------------
(State or other jurisdiction              (I.R.S. Employer
of incorporation or organization)          Identification No.)

  406 Hwy 20, Parkersburg, Iowa                    50665
---------------------------------------------------------------------
(Address of principal executive offices)       (Zip Code)

                          (319) 346-1788
---------------------------------------------------------------------
(Issuer's telephone number, including area code)

                          Not Applicable
---------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            Yes  X        No
                               ------        -------

4,013,765 Common Shares were outstanding as of December 31, 1995.

                        TOP AIR MANUFACTURING, INC.


                                   INDEX

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements:

    Condensed balance sheets, November 30, 1995
      (unaudited) and May 31, 1995                             1

    Unaudited condensed statements of operations
      three months and six months ended November 30,           2
      1995 and 1994

    Unaudited condensed statements of cash
      flows, six months ended November 30, 1995 and 1994   3 & 4

    Notes to condensed financial statements (unaudited)        5

  Item 2. Management's Discussion and Analysis or
          Plan of Operation                                6 & 7


PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports of Form 8-K                 8 & 9


                        TOP AIR MANUFACTURING, INC.

                         CONDENSED BALANCE SHEETS

     ASSETS
                                             NOVEMBER 30,     MAY 31,
                                                1995          1995<F*>
                                             ------------     --------
CURRENT ASSETS
  Cash and cash equivalents                  $    6,137     $  414,748
  Trade receivables, net of allowance
    for doubtful accounts November 30,
    1995 $98,000; May 31, 1995 $59,000        1,982,853      1,276,544
  Inventories (Note 2)                        3,096,868      1,553,830
  Income tax benefits                            88,792             --
  Other current assets                          308,342         96,649
                                             ----------     ----------

     Total Current Assets                     5,482,992      3,341,771
                                             ----------     ----------

LONG TERM RECEIVABLE AND OTHER ASSETS
  Notes receivable, net of current
    portion                                     308,917         54,711
  Other assets                                  125,391         73,734
                                             ----------     ----------

                                                434,308        128,445
                                             ----------     ----------
PROPERTY AND EQUIPMENT, at cost, less
  accumulated depreciation November 30,
  1995 $928,595; May 31, 1995 $831,371        1,600,131        778,706
                                             ----------     ----------

                                              7,517,431      4,248,922
                                             ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Short-term debt                             1,212,751         69,385
  Other Liabilities and accrued items         1,331,168        955,870
                                             ----------     ----------

    Total Current Liabilities                 2,543,919      1,025,255
                                             ----------     ----------

LONG-TERM DEBT                                1,526,535        270,207
                                             ----------     ----------

DEFERRED INCOME TAX CREDITS                      79,000         79,000
                                             ----------     ----------

STOCKHOLDERS' EQUITY
  Common stock                                  250,860        198,402
  Additional paid-in capital                  1,417,960        840,877
  Retained earnings                           1,718,848      1,835,181
                                             ----------     ----------
                                              3,387,668      2,874,460
  Less cost of treasury stock                    19,691             --
                                             ----------     ----------
                                              3,367,977      2,874,460
                                             ----------     ----------
                                             $7,517,431     $4,248,922
                                             ==========     ==========

<F*>Condensed from Audited Financial Statements.

 See notes to Condensed Financial Statements.

                        TOP AIR MANUFACTURING, INC.

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                       Three Months Ended        Six Months Ended
                          November 30,             November 30,
                       1995          1994        1995        1994
                    ----------    ----------  ----------  ----------
Net Sales           $2,521,886    $  699,303  $3,967,065  $  969,334
                    ----------    ----------  ----------  ----------

Costs and Expenses

  Cost of goods
  sold               1,874,456       462,087   2,958,340     677,411

  Selling and
   administrative
   expenses            531,624       279,748     987,355     546,230

  Research and
   development
   expenses             90,210        30,649     171,475      81,589

  Interest
   expense              53,830        16,352      86,237      21,013
                    ----------    ----------  ----------  ----------
                     2,550,120       788,836   4,203,407   1,326,243
                    ----------    ----------  ----------  ----------
                       (28,234)      (89,533)   (236,342)   (356,909)

Other Income            22,480        11,001      45,709      20,911
                    ----------    ----------  ----------  ----------

  Income (loss)
   before
   Income Taxes         (5,754)      (78,532)   (190,633)   (335,998)

Income Taxes
     (credits)          (2,300)      (31,200)    (74,300)   (133,400)
                    ----------    ----------  ----------  ----------

Net Income
     (loss)         $   (3,454)   $  (47,332) $ (116,333) $ (202,598)
                    ==========    ==========  ==========  ==========

Earnings (loss)
per Common Share    $      .00    $     (.01) $     (.03) $     (.06)
                    ==========    ==========  ==========  ==========

Weighted Average
Number of Shares     4,013,040     3,174,433   3,898,132   3,174,357
                    ==========    ==========  ==========  ==========


See Notes to Condensed Financial Statements.


                   TOP AIR MANUFACTURING, INC.

        UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
        Six months Ended November 30, 1995 and 1994.


                                            1995        1994
                                        ----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash (used in) operating
    activities                          $ (892,846)  $(1,192,671)
                                        ----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of equipment          55,250        54,650
  Purchase of property and equipment      (134,456)     (255,444)
  Payments received on long-term
    notes receivable                        10,784        16,500
                                        ----------   -----------

Net cash (used in) investing
  activites                                (68,422)     (184,294)
                                        ----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term borrowings    2,458,100       910,000
  Proceeds from long-term borrowings     1,900,000       360,000
  Principal payments on short term
    borrowings                          (1,429,100)     (158,000)
  Net proceeds from issuance of common
    stock November 30, 1995 1,666 shares
    November 30, 1994 333 shares             1,291           198
  Principal payments on long-term
    borrowings                          (2,357,943)     (174,452)
  Purchase of common stock for the
    treasury                               (19,691)           --
                                        ----------   -----------
Net cash provided by (used in)
  financing activites                      552,657       937,746
                                        ----------   -----------
(Decrease) in Cash and Cash
  Equivalents                             (408,611)     (439,219)


CASH AND CASH EQUIVALENTS
  Beginning                                414,748       440,241
                                        ----------   -----------

  Ending                                $    6,137   $     1,022
                                        ==========   ===========


See notes to Condensed Financial Statements.


                      TOP AIR MANUFACTURING, INC.

              UNAUDITED CONDENSED STATEMENTS OF CASH FLOW
             Six months Ended November 30, 1995 and 1994.

                                                     1995           1994
                                                  ----------     ----------
    SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
      AND FINANCING ACTIVITIES
        Acquisition of Clay Equipment:
          Working capital acquired                $1,329,160
          Fair value of other assets acquired,
            principally property and equipment     1,127,825

        Long-term debt assumed                    (1,828,735)
                                                  ----------
                                                  $  628,250
                                                  ==========

        Issuance of common stock, 837,666 shares  $ (628,250)
                                                  ==========


                          TOP AIR MANUFACTURING, INC.


                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1.  Condensed Financial Statements

          The condensed balance sheet as of November 30, 1995 and the condensed statements of operations for the three months and six months ended November 30, 1995 and 1994 and the condensed statements of cash flows for the six months ended November 30, 1995 and 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 1995 and for all periods presented have been made.


          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1995 Annual Report to Shareholders. The results of operations for the periods ended November 30, 1995 and 1994 are not necessarily indicative of the operating results for the full year.


Note 2.  Inventories

         Inventories consist of the following:


                                        November 30,   May 31,
                                        1995           1995
                                        ----------     ----------
         Finished Goods                 $2,634,549     $1,470,682
         Work in Process                   200,193         36,095
         Raw Materials and Supplies        262,126         47,053
                                        ----------     ----------
                                        $3,096,868     $1,553,830
                                        ==========     ==========

                        TOP AIR MANUFACTURING, INC.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS

Net Sales:

  Net sales for the second quarter and six months ended November 30, 1995 increased 261% and 309%, respectively, compared to sales for the same periods last year. The increase for the second quarter was primarily a result of shipping spraying equipment orders earlier than the prior year coupled with the incremental sales picked up in the acquisition of Clay Equipment. The increase for the six month period was a result of the accelerated shipments and incremental sales mentioned above, combined with increased parts sales during the summer from an extended spraying season. The incremental sales from the acquisition of Clay Equipment were $1,462,252 for the second quarter and $2,467,562 for the six month period.

Operating Costs & Expenses:

  The Company's cost of goods sold for the second quarter and six months ended November 30, 1995 increased to 74% and 75% compared to 66% and 70% for the same periods of the previous year. The increases are primarily a result of some duplication of effort associated with operating out of two facilities since the purchase of Clay Equipment. In addition, Clay has experienced significantly lower profit margins than Top Air due to many inefficiencies associated with the old, antiquated building they have been operating in. It is anticipated that higher profit margins should be experienced after Top Air consolidates the two locations into a newly constructed facility in the summer of 1996.

  Operating expenses increased to $621,834 and $1,158,830 for the second quarter and six months ended November 30, 1995, compared to $310,397 and $627,819 for the same periods last year. The increases primarily resulted from incremental expenses incurred from the acquisition of Clay Equipment.

Interest Expense:

  Interest expense increased 229% to $53,830 from $16,352 for the second quarter and 310% to $86,237 from $21,013 for the six months ended November 30, 1995. The increases were a result of additional debt incurred from the acquisition of Clay Equipment.

Income Tax Expense:

  The income tax credits of $2,300 and $31,200 for the quarters ended November 30, 1995 and 1994 and $74,300 and $133,400 for the six months ended November 30, 1995 and 1994, represent the benefit that would be received if the loss for the quarter was carried back to reclaim income tax paid in prior years.

                      TOP AIR MANUFACTURING, INC.


  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS

Material Changes in Financial Position:

  The Company's loss from operations of $116,333 and net purchases of fixed assets of approximately $80,000 combined with effects of the acquisition of Clay Equipment which included the purchase of fixed assets of approximately $900,000, net of depreciation, and other long-term assets of $180,000 offset by the assumption of long-term debt of $1,320,000 and the issuance of $630,000 in common stock resulted in an increase of working capital of approximately $625,000.

Liquidity and Capital Resources:

  At November 30, 1995 the Company had working capital of $2,939,073 an increase of $1,153,037 over a year ago and an increase of $622,557 since May 31, 1995. The increases are primarily a result of the acquisition of Clay Equipment discussed in the Company's 10QSB for the period ended August 31, 1995. The current ratio decreased to 2.16 at November 30, 1995 from 3.26 at May 31, 1995. The Company will move to a new 85,000 square foot facility in the summer of 1996 as a result of the Clay Equipment acquisition. The details of this move were described in the Company's August 31, 1995 10QSB. The Company believes it has access to sufficient working capital for its present and foreseeable future.

                        TOP AIR MANUFACTURING, INC.

                        PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

                                                     Page Number
                                                    In Sequential
                    Exhibit Number                Numbering System
                    --------------                ----------------

            (11) Statement re computation of loss
                 per common share                      9

        (b) There were no reports on Form 8-K filed for the quarter ended
            November 30, 1995.


SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                TOP AIR MANUFACTURING, INC.
                                ---------------------------
                                       (Registrant)


Date    January 12, 1996        /s/    Steven R. Lind
    -----------------------     -------------------------------------
                                       Steven R. Lind
                                President, Chief Executive Officer


Date    January 12, 1996        /s/    Steven F. Bahlmann
    -----------------------     -------------------------------------
                                       Steven F. Bahlmann
                                         Controller