Form 10QSB
period 1996-02-29
TOP AIR MANUFACTURING INC
filed 1996-04-12
CIK 355469

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                           FORM 10-QSB


(Mark One)
/X/  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934.
For the quarterly Period ended          February 29, 1996
                              ------------------------------------
                               or

/ /  Transition report under Section 13 or 15(d) of the Exchange
     Act.
For the transition period from              to
                              ------------------------------------
Commission File Number:                  0-10571
                       -------------------------------------------
                              TOP AIR MANUFACTURING, INC.
 -----------------------------------------------------------------
 (Exact name of small business issuer as specified in its charter)

     Iowa                                    42-1155462
 -----------------------------------------------------------------
(State or other jurisdiction              (I.R.S. Employer
of incorporation or organization)          Identification No.)

  406 Hwy 20, Parkersburg, Iowa                    50665
 -----------------------------------------------------------------
(Address of principal executive offices)       (Zip Code)

                          (319) 346-1788
 -----------------------------------------------------------------
(Issuer's telephone number, including area code)

                          Not Applicable
 -----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            Yes   X       No
                               -------      -------

4,013,765 Common Shares were outstanding as of March 31, 1996.

                   TOP AIR MANUFACTURING, INC.


                              INDEX


PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements:

    Condensed balance sheets, February 29, 1996
      (unaudited) and May 31, 1995                             1

    Unaudited condensed statements of operations
      three months and nine months ended February 29,
      1996 and February 28, 1995                               2

    Unaudited condensed statements of cash flows,
      nine months ended February 29, 1996 and
      February 28, 1995                                    3 & 4

    Notes to condensed financial statements (unaudited)    5 & 6

  Item 2. Management's Discussion and Analysis or
          Plan of Operation                                7 & 8


PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                 9 & 10

                                TOP AIR MANUFACTURING, INC.

                                 CONDENSED BALANCE SHEETS

     ASSETS
                                             FEBRUARY 29,          MAY 31,
                                                1996               1995<F*>
                                             ----------          ----------
CURRENT ASSETS
  Cash and cash equivalents                  $      381          $  414,748
  Trade receivables, net of allowance
    for doubtful accounts February 29,
    1996 $91,663; May 31, 1995 $59,000        3,105,767           1,276,544
  Inventories (Note 2)                        2,978,183           1,553,830
  Other current assets                          339,535              96,649
                                             ----------          ----------
     Total Current Assets                     6,423,866           3,341,771
                                             ----------          ----------

LONG TERM RECEIVABLES AND OTHER ASSETS
  Notes receivable, net of current
    portion                                     299,629              54,711
  Other assets                                  122,813              73,734
                                             ----------          ----------

                                                422,442             128,445
                                             ----------          ----------
PROPERTY AND EQUIPMENT, at cost, less
  accumulated depreciation February 29,
  1996 $999,845; May 31, 1995 $831,371        1,610,259             778,706
                                             ----------          ----------

                                              8,456,567           4,248,922
                                             ==========          ==========
LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Short-term debt                             1,248,936              69,385
  Other Liabilities and accrued items         2,061,017             955,870
                                             ----------          ----------

    Total Current Liabilities                 3,309,953           1,025,255
                                             ----------          ----------

LONG-TERM DEBT                                1,472,498             270,207
                                             ----------          ----------

DEFERRED INCOME TAX CREDITS                      79,000              79,000
                                             ----------          ----------

STOCKHOLDERS' EQUITY
  Common stock                                  250,860             198,402
  Additional paid-in capital                  1,417,960             840,877
  Retained earnings                           1,945,987           1,835,181
                                             ----------          ----------
                                              3,614,807           2,874,460
  Less cost of treasury stock                    19,691                  --
                                             ----------          ----------
                                              3,595,116           2,874,460
                                             ----------          ----------
                                             $8,456,567          $4,248,922
                                             ==========          ==========

<F*>Condensed from Audited Financial Statements.
 See notes to Condensed Financial Statements.


                                     TOP AIR MANUFACTURING, INC.

                            UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                     Three Months Ended                   Nine Months Ended
                               February 29       February 28       February 29       February 28,
                                   1996              1995             1996              1995
                               ----------        ----------        ----------        ----------
Net Sales                      $3,409,863        $2,281,271        $7,376,928        $3,250,605
                               ----------        ----------        ----------        ----------
Costs and Expenses:

  Cost of goods sold            2,312,944         1,549,539         5,271,284         2,226,950

  Selling and
   administrative expenses        590,152           281,080         1,577,507           827,310

  Research and
   development expenses            97,805            35,704           269,280           117,293

  Interest expense                 57,641            35,888           143,878            56,901
                               ----------        ----------        ----------        ----------
                                3,058,542         1,902,211         7,261,949         3,228,454
                               ----------        ----------        ----------        ----------
                                  351,321           379,060           114,979            22,151

  Other Income                     20,918             4,099            66,627            25,010
                               ----------        ----------        ----------        ----------

Income before
 Income Taxes                     372,239           383,159           181,606            47,161

  Income Taxes                    145,100           152,100            70,800            18,700
                               ----------        ----------        ----------        ----------

Net Income                     $  227,139        $  231,059        $  110,806        $   28,461
                               ==========        ==========        ==========        ==========

Earnings per
Common Share                   $      .06        $      .07        $      .03        $      .01
                               ==========        ==========        ==========        ==========

Weighted Average
Number of Shares                4,071,349         3,211,947         3,993,154         3,206,854
                               ==========        ==========        ==========        ==========


See Notes to Condensed Financial Statements.


                                         TOP AIR MANUFACTURING, INC.

                                UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                          Nine months Ended February 29, 1996 and February 28, 1995.



                                                          1996                 1995
                                                      -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash (used in) operating
    activities                                        $  (803,598)          $(2,310,581)
                                                      -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of equipment                         63,950                54,650
  Purchase of property and equipment                     (224,534)             (289,809)
  Payments received on long-term
    notes receivable                                       15,009                20,610
     Other                                                     --               (19,431)
                                                      -----------           -----------
    Net cash (used in) investing
      activities                                         (145,575)             (233,980)
                                                      -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term borrowings                   3,673,100             2,328,000
  Proceeds from long-term borrowings                    1,900,000               360,000
  Principal payments on short term
    borrowings                                         (2,620,100)             (388,000)
  Net proceeds from issuance of common
    stock February 29, 1996 1,666 shares
    February 28, 1995 333 shares                            1,291                   198
  Principal payments on long-term
    borrowings                                         (2,399,794)             (195,828)
  Purchase of common stock for the
    treasury                                              (19,691)                   --
                                                      -----------           -----------
    Net cash provided by (used in)
      financing activities                                534,806             2,104,370
                                                      -----------           -----------
(Decrease) in Cash and Cash
  Equivalents                                            (414,367)             (440,191)

CASH AND CASH EQUIVALENTS
  Beginning                                               414,748               440,241
                                                      -----------           -----------

  Ending                                              $       381           $        50
                                                      ===========           ===========


See notes to Condensed Financial Statements.


                                  TOP AIR MANUFACTURING, INC.

                          UNAUDITED CONDENSED STATEMENTS OF CASH FLOW
                  Nine months Ended February 29, 1996 and February 28, 1995.

                                                                                        1996            1995
                                                                                     ----------      ----------
    SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
      AND FINANCING ACTIVITIES
        Acquisition of Clay Equipment:
          Working capital acquired                                                   $1,329,160
          Fair value of other assets acquired,
            principally property and equipment                                        1,127,825

        Long-term debt assumed                                                       (1,828,735)
                                                                                     ----------
                                                                                     $  628,250
                                                                                     ==========
        Issuance of common stock, 837,666 shares                                     $ (628,250)
                                                                                     ==========

                   TOP AIR MANUFACTURING, INC.


             NOTES TO CONDENSED FINANCIAL STATEMENTS
                            (Unaudited)



Note 1.  Condensed Financial Statements

         The condensed balance sheet as of February 29, 1996 and the condensed statements of operations for the three months and nine months ended February 29, 1996 and February 28, 1995 and the condensed statements of cash flows for the nine months ended February 29, 1996 and February 28, 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 29, 1996 and for all periods presented have been made.

         Treasury stock presented in the financial statements was purchased at current market price and recorded at cost.
         The ultimate disposition of the treasury stock had not been determined as of February 29, 1996.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1995 Annual Report to Shareholders. The results of operations for the periods ended February 29, 1996 and February 28, 1995 are not necessarily indicative of the operating results for the full year.


Note 2.  Inventories

         Inventories consist of the following:

                                           February 29,         May 31,
                                           1996                 1995
                                           ------------         -----------
          Finished Goods                   $  2,430,723          $1,470,682
          Work in Process                       394,726              36,095
          Raw Materials and Supplies            152,734              47,053
                                           ------------          ----------
                                           $  2,978,183          $1,553,830
                                           ============          ==========

                   TOP AIR MANUFACTURING, INC.


             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)

Note 3.   Acquisition

          On June 26, 1995 the Company acquired substantially all assets of Clay Equipment Corporation of Cedar Falls, Iowa in exchange for 837,666 shares of the Company's common stock and the assumption of certain liabilities. The acquisition was accounted for using the purchase method. The Company will combine the operations of Clay Equipment and its current Parkersburg, Iowa location into a newly constructed 85,000 square foot facility located in Cedar Falls, Iowa during the summer of 1996. The new facility will be built by the city of Cedar Falls and leased to the Company.

                      TOP AIR MANUFACTURING, INC.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS

Net Sales:

  Net sales for the third quarter and nine months ended February 29, 1996 increased 49% and 127%, respectively, compared to sales for the same periods last year. The increase for the third quarter was primarily a result of two factors. First, incremental sales picked up in the acquisition of Clay Equipment were offset slightly by a decrease in sales of spraying equipment of approximately $200,000. The decrease resulted from accelerating shipments of spraying equipment into the second quarter as previously mentioned. The increase for the nine month period was a combination of an overall favorable agricultural industry, incremental sales mentioned above and increased parts sales during the summer from an extended spraying season. The incremental sales from the acquisition of Clay Equipment were $1,426,098 for the third quarter and $3,819,781 for the nine month period.

Operating Costs & Expenses:

  The Company's cost of goods sold for the third quarter ended February 29, 1996 remained constant at 68% and increased to 71% from 69% for the nine months ended February 29, 1996 compared to the same periods of the previous year. The increase is primarily a result of some duplication of effort associated with the operation of two facilities since the purchase of Clay Equipment. It is anticipated that higher profit margins will be experienced after Top Air consolidates the two locations into a newly constructed facility in the summer of 1996.

  Operating expenses increased to $687,957 and $1,846,787 for the third quarter and nine months ended February 29, 1996, compared to $316,784 and $944,603 for the same periods last year. The increases primarily resulted from incremental expenses incurred from the acquisition of Clay Equipment.

Interest Expense:

  Interest expense increased 61% to $57,641 from $35,888 for the third quarter and 153% to $143,878 from $56,901 for the nine months ended February 29, 1996. The increases were a result of additional debt incurred from the acquisition of Clay Equipment offset by somewhat lower levels of short-term operating debt outstanding during the periods.

                      TOP AIR MANUFACTURING, INC.


  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS

Material Changes in Financial Position:

  The Company's income from operations of $110,806 and the effects of the acquisition of Clay Equipment which included the purchase of fixed assets, net of depreciation, of approximately $900,000, and other long-term assets of $180,000 offset by the assumption of long-term debt of $1,320,000 and the issuance of $630,000 in common stock increased working capital by approximately $980,000. These effects coupled with net purchases of fixed assets of approximately $160,000, resulted in an increase in overall working capital of approximately $800,000 for the nine months ended February 29, 1996.

Liquidity and Capital Resources:

  At February 29, 1996, the Company had working capital of $3,113,913 an increase of $1,131,046 from a year ago and an increase of $797,397 since May 31, 1995. The increases are primarily a result of the acquisition of Clay Equipment on June 26, 1995. The current ratio decreased to 1.94 from 3.26 at May 31, 1995. The Company will move to a new facility in the summer of 1996 as described in note 3 to the financial statements. The Company believes it has access to sufficient working capital for its present and foreseeable future.

                      TOP AIR MANUFACTURING, INC.

                      PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits



                                Exhibit Number
                                  ------------

            (11) Statement re computation of loss per common share


        (b) There were no reports on Form 8-K filed for the quarter ended February 29, 1996.


SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               TOP AIR MANUFACTURING, INC.
                                               ---------------------------
                                                        (Registrant)


Date    April 12, 1996                         /s/       Steven R. Lind
    ------------------------------------      ----------------------------------
                                                         Steven R. Lind
                                                   Principal Executive Officer


Date    April 12, 1996                        /s/    Steven F. Bahlmann
    ------------------------------------      ----------------------------------
                                                     Steven F. Bahlmann
                                                   Principal Financial Officer