Form 10KSB
period 1996-05-31
TOP AIR MANUFACTURING INC
filed 1996-08-29
CIK 355469

This report contains statements regarding matters that are not historical facts (including statements as to the beliefs or expectations of the Company) which are forward-looking statements. Because such forward-looking statements include risks and uncertainties the Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled Description of Business, Management's Discussion and Analysis of Financial Condition and those factors discussed in Exhibit 99.

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10-KSB

_X_ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required).
       For the fiscal year ended May 31, 1996.

__ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee).
       For the transition period from _____________ to ______________.

Commission file number 0-10571

                       TOP AIR MANUFACTURING, INC.
    (Name of Small Business Registrant as Specified in its Charter)

        Iowa                                          43-1155462
(State or Other Jurisdiction of                   (I.R.S. Employer
Incorporation or Organization)                   Identification No.)

        406 Highway 20
      Parkersburg, Iowa                                  50665
(Address of Principal Executive Offices)               (Zip Code)

                          (319) 346-1788
         (Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Act: Common Stock, no par value

Check if the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _X_

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X_

The Registrant's revenues for its most recent fiscal year are $11,628,930.

The aggregate market value of the voting stock held by non-affiliates was approximately $2,621,410 as of August 19, 1996. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.) The Registrant had 4,013,765 shares of common stock outstanding as of August 19, 1996.

Portions of the definitive proxy statement of the Registrant for the Registrant's 1996 annual meeting of shareholders, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than September 28, 1996 (120 days after the end of the Company's most recently completed fiscal year), are hereby incorporated by reference into Items 9, 10, 11 and 12 of Part III hereof.




                                 TABLE OF CONTENTS

                                      PART I

                                                                   Page
ITEM 1.     Description of Business                                 3
ITEM 2.     Description of Property                                 6

ITEM 3.     Legal Proceedings                                       7

ITEM 4.     Submission of Matters to a Vote of Security Holders     7

ITEM 4A.    Executive Officers of the Registrant                    7


                          PART II

ITEM 5.     Market for Common Equity and Related Stockholder
            Matters                                                 8

ITEM 6.     Management's Discussion and Analysis of Financial
            Condition                                               9

ITEM 7.     Financial Statements                                   12

ITEM 8.     Changes In and Disagreements With Accountants on
              Accounting and Financial Disclosures                 12


                          PART III

ITEM 13.    Exhibits and Reports on Form 8-K                       12








































                                      PART I

                         Item 1 - Description of Business

General

      Top Air Manufacturing, Inc. (hereinafter referred to as "Top Air" or the "Company") was incorporated under the laws of the State of Iowa in 1981. Top Air is engaged in the business of manufacturing several products used primarily in agricultural operations, including several types of agricultural sprayers, liquid manure handling equipment, milking parlors, seed conveyors, feeding and forage equipment and a line of replacement parts for all of the products that the company manufactures. The Company currently manufactures its products in two facilities, one in Parkersburg, Iowa and the other in Cedar Falls, Iowa. The Company has begun the relocation of its manufacturing operations from these two facilities into a new facility located in Cedar Falls, Iowa. See "Item 2-Description of Property."

Acquisition

      On June 26, 1995, the Company acquired substantially all of the assets of Clay Equipment Corporation ("Clay Equipment") in exchange for 837,666 shares of the Company's no par value common stock and the assumption by the Company of certain liabilities of Clay Equipment.

      Clay Equipment, which was incorporated under the laws of the State of Iowa in 1900, had been engaged in the business of the design, manufacture and sale of agricultural products, including a line of agricultural spreaders sold under the name of "Better Built" at a facility located in Cedar Falls, Iowa. See "Item 2 - Description of Property".

Business of Issuer

      Principal Products and Markets

      Sprayers. The Company currently manufactures several types of agricultural sprayers including skid mount, two-wheel models, three-wheel models, saddle tank models, home lawn models, trailer sprayers, tandem wheel sprayers, T-Tank Sprayers, Master Link sprayers, Terrain Master sprayers and models which can be mounted in the bed of a pickup truck. The sprayers are sold in sizes ranging from a 14 to 1,100 gallon capacity. The Company also offers various accessories for the sprayers including several models of folding and self-leveling booms in various lengths and designs.

      The sprayers are used primarily for farming activities. They can be pulled directly by a tractor or they can be hooked to a disc so that their combined functions allow the farmer to eliminate one trip over the ground. The sprayers are used for spraying jobs of all types, including the spraying of chemicals, fertilizers, insecticides and weed killers. They are used by farmers and commercial sprayers primarily for row crops, but can also be used on other crops, golf courses, cemeteries, etc. The wheels may be adjusted to compensate for difficult row crop widths. Trees and shrubs may be sprayed by a hand gun attachment to the sprayers.

      Manure Handling Equipment. This product group consists of a line of tanks ranging in size from 2,600 gallons to 6,000 gallons, either trailer mounted or truck mounted to transport animal manure from a storage pit or a storage lagoon to a farm field. The manure is then spread on top of the ground or injected several inches under the surface as a fertilizer which is very cost effective as opposed to the purchase of a commercial substitute. In addition to the tanks, this product group includes several types of pumps to agitate the storage pit or storage lagoon and subsequently load the tank.

      Seed Conveyor. The trend in agriculture is away from handling seed in bags and toward bulk handling. Since seed is very sensitive to cracking and breaking which reduces germination, the traditional auger elevator or chain type conveyor is less desirable in seed handling. The seed conveyor utilizes a poly vinyl type of belt with rubber cleats vulcanized to the belt which substantially reduces damage to the seed. The seed conveyor is available in either a six-inch or twelve-inch width. The six-inch wide conveyor is normally mounted on a gravity box or a grain drill while the twelve-inch wide unit is mounted on a trailer for mobility.

      Milking Parlors. Dairy farmers who remodel or build new facilities normally install a milking parlor or expand the existing milking parlor. The milking parlor substantially reduces the time required to complete the milking process since more cows can be milked with fewer man hours. Although the Company manufactures several types of milking parlors, the most popular type is the rapid exit 90 degree parlor.

      Feeding and Forage. Feeding and forage equipment consists of belt feeders, belt conveyors and silo unloaders. These products are normally used in a configuration to convey and feed chopped hay or corn silage along with other ingredients to dairy cows or beef cattle. These products are normally found in a small to medium size farm operation.

      Replacement Parts. The Company stocks a full line of repair and replacement parts to fit all of the products that it manufactures. The Company distributes these parts to retailers and utilizes them in its own manufacturing processes. The Company has actively promoted these parts and has established itself as a major supplier in the replacement parts market.

      Other Products. The Company also custom manufactures products for other firms on a contract basis. Traditionally, these have been limited production runs of new designs.

Method of Distribution

      The Company has thirteen salesmen and five manufacturers' representatives calling upon dealers and distributors in fifteen states and Canada. The Company's efforts are ongoing to continue expanding its sales territory into additional states and to further enhance market penetration in the current marketing areas. The Company is selling its products primarily to implement dealers, farm supply stores and feed stores located primarily in lesser populated agricultural areas for resale to farmers, tradesmen and to the general public for commercial and individual use.

Seasonal Factors

      Prior to its acquisition of Clay Equipment, the Company's sales were very seasonal with approximately 80% of sales occurring during the last six months of the Company's fiscal year. The addition of Clay's product lines has reduced this seasonal effect, although approximately 60% of the Company's sales occurred during the last five months of fiscal 1996.

Competitive Conditions

      The Company competes with a large number of other agricultural equipment manufacturers and suppliers. The Company's products, however, are considered sufficiently different so that the Company can establish and maintain a market for its products. In addition, the Company offers a full line of sprayer products, liquid manure handling equipment, milking parlors and feeding and forage equipment that add to the Company's ability to penetrate the market.
The Company offers various dating and billing programs that allow the Company's dealers incentive to stock larger quantities of products without the necessity to commit financial resources several months in advance. This also allows the Company to plan its production on a more convenient basis.

Major Customers

      The Customer base is sufficiently broad that no customer accounts for 10% or more of the Company's sales.

Backlog Orders

      The Company had no material sales backlog as of May 31, 1996 or May 31, 1995. Because of the seasonality of the business of the Company, the Company would normally have little or no sales backlog at the end of its fiscal year. See "Seasonal Factors."

Source and Availability of Raw Materials

      The Company purchases its raw materials from a number of suppliers. The Company has had no difficulty in obtaining component parts in the past and does not anticipate any difficulty in obtaining sufficient component parts and raw materials as production increases.

Patents and Trademarks

      The Company has received a design patent on the three-wheel sprayer, the master-link sprayer and the self-leveling boom, and has trademark registrations for Top-Air (registered trademark) and E-Z Boy (registered trademark). With its acquisition of Clay Equipment, the company now sells a line of agricultural spreaders under the registered trade name of "Better Built." While the Company believes that its patents and trademarks have significant value, the Company is not dependent upon patents, trademarks, service marks or copyrights.

Environmental Compliance

      The Company believes that it is presently in substantial compliance with all existing applicable environmental laws and does not anticipate that such compliance will have a material effect on its future capital expenditures, earnings or competitive position.

Employees

      On May 31, 1996, the Company's plant and executive offices employed 105 people on a full-time basis. Of this number, five are executive officers and the remainder are sales representatives, production workers, secretaries and truckers. Fifty-three full-time production workers are currently covered under a collective bargaining agreement with Local 1728 of the IAMAW (the "Union") which runs through June 30, 1998.

Research and Development

      Research and development costs incurred for the years ended May 31, 1996, 1995 and 1994 were $400,916, $173,791 and $150,242, respectively. Research and development activities consist primarily of wages paid for the design and testing of new equipment and improvements to existing equipment.

                         Item 2 - Description of Property

The Company owns eight acres of land in Parkersburg, Iowa. The facilities located on this land consist of a building containing the executive offices (approximately 1,600 square feet), assembling area (approximately 2,400 square feet) and manufacturing area (approximately 10,000 square feet). The Company operates out of another manufacturing facility located in Cedar Falls, Iowa (the "City"). This facility, which was formerly utilized by Clay Equipment, contains offices, assembling and manufacturing areas totalling approximately 120,000 square feet. The facility is owned by the City and is being leased back to the Company pending relocation of both of the Company's current manufacturing facilities discussed below. The Company currently intends to sell its Parkersburg property facility following such relocation. It is expected that any gain or loss on such sale will not be material.

Under a program to aid flood distressed businesses, the City agreed to construct a new 85,000 square foot facility (the "New Facility") on nine acres of land located in an industrial park in the City, and lease the New Facility to the Company (as assignee of Clay Equipment) pursuant to a lease for an initial term of 10 years with a 5-year renewal option on the part of the City, as lessor. The Company will have an option to buy the New Facility for $1.3 million at the end of the lease term. Construction of the New Facility was financed jointly by the Federal Economic Development Administration and the City. Substantially all of the New Facility has been constructed and the Company has begun its relocation process into the New Facility. The Company expects to complete this process and begin operating on a consolidated basis from the New Facility on or about October 1, 1996. The Company believes that the total cost to be borne by the Company in connection with relocation to the New Facility will not be material. See "Management's Discussion and Analysis of Financial Condition - Capital Resources."

The Company also owns a warehouse in Parkersburg (containing approximately 8,700 square feet) which was purchased from a former officer for $80,000 on December 20, 1988. The Company believes its facilities, including the New Facility, are adequately insured.

                            Item 3 - Legal Proceedings

There are no material legal proceedings pending to which the Company is a party or of which any of its property is the subject. No proceedings were terminated during the fourth quarter of the fiscal year covered by this Report.

           Item 4 - Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                  Item 4A - Executive Officers of the Registrant

            Name                   Age                  Title


      Steven R. Lind                34    President and Chief Executive Officer
      James R. Harken             41    Vice President - Operations
      Scott L. Wildeboer          36    Vice President - Manufacturing
      Kenneth R. Wagahoff         63    Vice President - Marketing
      Steven F. Bahlmann          38    Secretary and Treasurer

Set forth below are descriptions of the backgrounds of the executive officers of the Company and their principal occupations for at least the past five years:

Mr. Lind has served as President of the Company since November 1992 and was appointed Chief Executive Officer in July 1993. He also has served as a Director of the Company since 1993. Mr. Lind served as Chief Financial Officer of the Company from May 1990 to November 1992.

Mr. Harken has served as Vice President - Operations since September 1982.

Mr. Wildeboer has served as Vice President - Manufacturing since January 1990.

Mr. Wagahoff has served as Vice President - Marketing since November 1992. From 1986 to 1992 Mr. Wagahoff served as sales manager of the Company.

Mr. Bahlmann has served as Secretary and Treasurer since October 1993 and as Controller since January 1993. He had served as a Staff Accountant with McGladrey & Pullen, LLP, certified public accountants, from 1987 to 1993.




























                                      PART II

         Item 5 - Market for Common Equity and Related Stockholder Matters

Market Information

      The Company's common stock is currently quoted on the National Association of Securities Dealers Automated Quotations (the "NASDAQ") Small-Cap Market under the symbol TOPM. The Top Air Common Stock was delisted from quotation on the NASDAQ Small-Cap Market on April 13, 1995 for failure to maintain a certain minimum bid price of the stock. The Company's common stock was approved for relisting on the NASDAQ Small Cap Market effective August 14, 1995.

      The table below lists the high and low bid prices for each quarterly period during the two- year period ended May 31, 1996. The high and low bid prices from June 1, 1993 through April 12, 1995 and August 14, 1995 through May 31, 1996, during which time the Company's common stock was quoted on by the NASDAQ Small Cap Market, were provided by the NASDAQ Small Cap Market, and the high and low bid prices from April 13, 1995 through August 13, 1995, were provided by the Company's market makers.

                                  Bid Price Range
                __________________________________________________________

                     Fiscal 1996                      Fiscal 1995
               High              Low              High             Low

1st Quarter  $1.0000          $0.8750           $1.0000          $0.6875
2nd Quarter   1.2500           0.8750            1.3750           0.7500
3rd Quarter   1.3125           1.1875            0.8125           0.5625
4th Quarter   1.4375           1.1250            1.0000           0.6250


      These quotations reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

Stockholders

      As of May 31, 1996 the Company had approximately 500 holders of record of the Company's common stock, of which approximately 100 became shareholders in connection with the Company's acquisition of Clay Equipment.

Dividends

      The holders of common shares are entitled to receive dividends when and as declared by the Board of Directors. There are no agreements that restrict dividend payments. The Company has never paid a cash dividend. Because the Company currently intends to retain any earnings to finance the development of its business, it does not anticipate payment of any cash dividends in the foreseeable future.

     Item 6 - Management's Discussion and Analysis of Financial Condition

Overview

      The acquisition of Clay Equipment Corporation ("Clay Equipment") was completed on June 26, 1995. The acquisition was accounted for under the purchase method of accounting, and accordingly, the results of operations from Clay Equipment have been included in the Company's financial statements commencing with the date of the acquisition. The acquisition of Clay Equipment has reduced the seasonality of the Company's sales by providing strong sales of livestock farming products during the first half of the Company's fiscal year which has been a historically weak sales period.

      This report contains statements regarding matters that are not historical facts (including statements as to the beliefs or expectations of the Company) which are forward-looking statements. Because such forward-looking statements include risks and uncertainties the Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled Description of Business, Management's Discussion and Analysis of Financial Condition and those factors discussed in Exhibit 99.

Results Of Operations

      Fiscal 1996 Compared to Fiscal 1995

      Net sales increased $5,413,064, or 87%, to $11,628,930 in fiscal 1996 from $6,215,866 in fiscal 1995. The majority of this increase is attributed to the sales of products formerly produced by Clay Equipment combined with an increase in sales of spraying equipment and parts of approximately $122,000.


      Cost of goods sold increased 91% to $7,724,645 in fiscal 1996 from $4,042,058 in fiscal 1995. Cost of goods sold as a percentage of net sales increased to 66.4% in fiscal 1996 from 65.0% in fiscal 1995. The increase was primarily a result the inefficiency associated with the operation of two facilities and the outmoded former Clay Equipment facility. The Company expects that significant efficiencies will be realized by consolidating its operations into the modern New Facility. See "Part I - Description of Property" Such efficiencies should have a positive effect on profit margins.

      Operating expenses increased $1,231,782 or 83.6% to $2,705,710 (or 23.3% of net sales) in fiscal 1996 from $1,473,928 (or 23.7% of net sales) in fiscal 1995. The increase is primarily a result of additional expenses incurred from the acquisition of Clay Equipment.

      Interest expense increased $97,250 or 96.7% to $197,834 (or 1.7% of sales) in fiscal 1996 from $100,584 (or 1.6% of net sales) in fiscal 1995. The increase was a result of additional debt assumed by the Company in connection with its acquisition of Clay Equipment, offset somewhat by a decrease in the average balance outstanding under the Company's line of credit.

      The Company's effective income tax rate decreased to 35.5% of income before taxes in fiscal 1996 from 38.9% in fiscal 1995. The decrease in the tax rate is a result of deferred tax items incurred in the Clay Equipment acquisition.

      Net income for fiscal 1996 was $677,388 or 5.8% of net sales, an increase of $306,376 (or 82.6%) from fiscal 1995 net income of $371,012, or 6.0% of fiscal 1995 net sales.

      Fiscal 1995 Compared to Fiscal 1994

      Net sales increased $661,684, or 11.9%, to $6,215,866 in fiscal 1995 from $5,554,182 in fiscal 1994. Approximately $77,000, or 11.6%, of this increase was the result of increases in the sale prices charged by the Company. The remaining increase was primarily a result of a combination of increased marketing efforts, acceptance of the new T-Tank sprayers and an overall favorable agricultural economy. Sales of sprayers increased $650,346, or 18.4%, and replacement parts increased $11,338, or 0.6%. With continued development of new products and the acquisition of Clay Equipment, the Company will be able to expand its product line and enter new markets.

      Cost of goods sold increased 8.5% to $4,042,058 in fiscal 1995 from $3,725,139 in fiscal 1994. However, cost of goods sold as a percentage of net sales decreased to 65.0% in fiscal 1995 from 67.1% in fiscal 1994. The decreased percentage was primarily a result of three factors. First, the Company was able to raise selling prices, which more than offset increased input prices. Secondly, as mentioned above, a greater percentage of sprayers were sold, as opposed to replacement parts during the past year. Sprayers normally carry a higher profit margin than replacement parts. Finally, the fixed costs included in cost of goods sold were spread over a substantially higher volume of sales.

      Operating expenses increased $102,501 or 7.5% to $1,473,928 (or 23.7% of net sales) in fiscal 1995 from $1,371,427 (or 24.7% of net sales) in fiscal 1994. The increase resulted from expected increases in variable expenses coupled with planned increases in selling expenses and research and development expenses which enabled the Company to expand the product line and sales.


      Interest expense increased $39,152 or 63.7% to $100,584 (or 1.6% of net sales) in fiscal 1995 from $61,432 (or 1.1% of net sales) in fiscal 1994. The increase was a result of higher interest rates coupled with an increase in the average balance outstanding under the Company's line of credit.

      The Company's effective income tax rate decreased to 38.9% of income before taxes in fiscal 1995 from 39.5% in fiscal 1994.

      Net income for fiscal 1995 was $271.012 or 6.0% of net sales, an increase of $127,502 (or 52.4%) from fiscal 1994 net income of $243,510, or 4.4% of fiscal 1994 net sales.

Liquidity

      The Company's working capital increased to $3,728,790 in fiscal 1996 from $2,316,516 in fiscal 1995 and $1,965,918 in fiscal 1994. The current ratio increased to 3.43:1 in fiscal 1996 from 3.26:1 in fiscal 1995 and 3.29:1 in fiscal 1994. The overall working capital increase is primarily due to trade receivables, inventories and accounts payable increasing without a proportional increase in short-term borrowing necessary to finance them.

      During fiscal 1996, 1995 and 1994 cash provided by operating activities was $740,990, $129,628 and $504,670, respectively. Cash generated from operations increased in fiscal 1996 primarily due to a decrease in inventory and an increase in net income offset by decreases in accounts payable and accrued expenses.

      Net cash provided by investing activities in fiscal 1996 was $119,898, an increase of $424,452 from the cash used in investing activities of $304,554 in fiscal 1995. The increase was primarily a result of payments received on other receivables offset by additional fixed asset purchases.

      Net cash used in financing activities in fiscal 1996 was $1,275,119, a decrease of $1,125,686 from the cash generated in fiscal 1995 of $149,433. The decrease was primarily a result of paying down long-term debt. The Company paid off one long-term note and converted another fixed term loan to a revolving note. Excess cash was used to pay the revolving term loan down. It is anticipated that a portion of this debt will be reissued during fiscal 1997.

      The Company intends to use cash generated from operations and short-term bank loans to fund fiscal 1997 cash requirements. As of May 31, 1996, the Company had a $3,000,000 line of credit, from a bank pursuant to a credit and security agreement originally dated November 1, 1995 which expires October 31, 1996, and bears interest at the prime rate (8.25%, as of May 31, 1996). The Company had outstanding letters of credit of $250,000 under terms of this agreement. As of May 31, 1996, there was no indebtedness outstanding under the Company's line or letters of credit.

      The Company has working capital requirements due primarily to the need to maintain inventories and to finance accounts receivable. The Company believes it has access to sufficient working capital for its present and immediately foreseeable working capital requirements. The Company anticipates that it will be borrowing funds seasonally, as the need arises.

Capital Resources

      On or about October 1, 1996 the Company will move to a new building being constructed by the City of Cedar Falls, Iowa. The Company will lease the Facility for an initial term of 10 years (with a renewable five year option on the part of the City) at an annual rental of $200,664 (which includes real estate taxes), and the Company will be responsible for the payment of all utilities, insurance and maintenance. The relocation costs of the former Clay Equipment Facility will be borne by the City and the Federal Economic Development Authority. The cost of relocating the Company's Parkersburg facility, which is not expected to be material, will be provided from internally generated funds. The Company will have an option to buy the New Facility for $1.3 million at the end of the lease term.

                         Item 7 - Financial Statements

The financial statements of the Company are included herein as a separate section of this Report which begins on page F-1.

            Item 8 - Changes In and Disagreements with Accountants
                    On Accounting and Financial Disclosure

During the Company's two most recent fiscal years, the Company's principal independent accountant has not resigned, declined to stand for re-election or been dismissed. Since the beginning of such period to the date hereof, there have been no disagreements on accounting and financial disclosure with the Company's independent public accountants.

                                   PART III

                            Items 9, 10, 11 and 12

The information called for by Items 9, 10, 11 and 12 is incorporated by reference to the definitive proxy statement for the 1996 Annual Meeting of Shareholders of the Company (which involves the election of Directors), which will be filed with the Commission not later than September 28, 1996 (120 days after the end of the Company's most recently completed fiscal year).

                  Item 13 - Exhibits and Reports on Form 8-K

(a)  Exhibits

      See Index to Exhibits of this Report.

(b)   Reports on Form 8-K

      A report on Form 8-K was filed with the Commission dated March 28, 1996 providing amended unaudited proforma financial information related to the acquisition of Clay Equipment.







































                          TOP AIR MANUFACTURING, INC.
                               FINANCIAL REPORT
                                 MAY 31, 1996



                           INDEX TO FINANCIAL REPORT

                                                                          Page

INDEPENDENT AUDITOR'S REPORT                                               F-1

FINANCIAL STATEMENTS


Balance sheets                                                            F-3
Statements of income                                                      F-4
Statements of stockholders' equity                                        F-5
Statements of cash flows                                                  F-7
Notes to financial statements                                             F-8




















































                         INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Top Air Manufacturing, Inc.
Parkersburg, Iowa

We have audited the accompanying balance sheets of Top Air Manufacturing, Inc. as of May 31, 1996 and 1995, and the related statements of income, stockholders' equity, and cash flows for the years ended May 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Top Air Manufacturing, Inc. as of May 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended May 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.





Waterloo, Iowa
July 19, 1996



































BALANCE SHEETS
May 31, 1996 and 1995

ASSETS (NOTE 3)                                                       1996                 1995
Current Assets
  Cash and cash equivalents                                        $       517         $   414,748
  Trade receivables, less allowance for doubtful
    accounts 1996 $167,000; 1995 $59,000                             1,564,968           1,276,544
  Current portion of long-term notes receivable (Note 4)                10,578              15,690
  Inventories (Note 2)                                               2,635,802           1,553,830
  Prepaid expenses                                                     154,032              52,959
  Deferred income taxes (Note 5)                                        13,000              28,000
  Equipment held for sale (Note 10)                                    755,546                   -
  Other receivables (Note 10)                                          131,500                   -
            Total current assets                                     5,265,943           3,341,771

Long-Term Receivables and Other Assets
  Notes receivable, net of current portion (Note 4)                    160,216              54,711
  Deferred income taxes (Note 5)                                        65,000                   -
  Other assets (Note 10)                                                   920              73,734
                                                                       226,136             128,445

Property and Equipment
  Land and improvements                                                 67,550              74,750
  Buildings                                                            454,933             454,933
  Machinery and equipment                                              737,345             559,049
  Transportation equipment                                             531,785             361,444
  Office equipment                                                     183,979             159,901
                                                                     1,975,592           1,610,077
  Less accumulated depreciation                                        967,939             831,371
                                                                     1,007,653             778,706

                                                                 $   6,499,732       $   4,248,922


LIABILITIES AND STOCKHOLDERS' EQUITY                                  1996                 1995
Current Liabilities
  Current maturities of long-term debt (Note 3)                    $    81,497       $      69,385
  Accounts payable                                                     558,294             435,172
  Accrued salaries and bonuses, including amounts
    due to officers 1996 $89,292; 1995 $75,878                         239,269             156,913
  Accrued commissions payable                                          175,433             126,715
  Other accrued expenses, including amounts due to
    officers and related party 1996 $7,210; 1995 $6,948                336,304              47,008
  Income taxes payable (Note 5)                                        146,356             190,062
           Total current liabilities                                 1,537,153           1,025,255

Long-Term Debt (Note 3)                                                830,111             270,207

Deferred Income Taxes (Note 5)                                               -              79,000

Commitments (Notes 6 and 10)

Stockholders' Equity (Note 3)
  Capital stock, common, no par value; stated value $.0625
    per share; authorized 20,000,000 shares; issued 1996
    4,013,765 shares; 1995 3,174,433 shares (Note 6)                   250,860             198,402
  Additional paid-in capital                                         1,388,730             840,877
  Retained earnings                                                  2,512,569           1,835,181
                                                                     4,152,159           2,874,460
  Less cost of common stock reacquired for the treasury
    1996 29,217 shares; 1995 none                                       19,691                   -

                                                                 $   4,132,468       $   2,874,460

                                                                 $   6,499,732       $   4,248,922

See Notes to Financial Statements.
















STATEMENTS OF INCOME
Years Ended May 31, 1996, 1995 and 1994

                                                          1996             1995               1994
Net sales                                           $  11,628,930    $   6,215,866      $   5,554,182

Cost of goods sold                                      7,724,645        4,042,058          3,725,139

          Gross profit                                  3,904,285        2,173,808          1,829,043

Operating expenses:
  Selling                                               1,403,264          869,373            772,980
  Provision for doubtful accounts                           6,572           11,039              9,156
  Other general and administrative, including
    amounts paid to related parties 1996 and
    1995 $48,000; 1994 $45,500 (Note 7)                 1,295,874          593,516            589,291
                                                        2,705,710        1,473,928          1,371,427

          Operating income                              1,198,575          699,880            457,616

Financial income (expense):
  Interest income, including amounts
    from stockholders 1996 and
    1995 none; 1994 $1,040                                 49,653            8,281              6,507
  Interest expense, including amounts paid to
    related party and former officer 1996 $1,111
    1995 $1,710; 1994 $2,403 (Note 3)
                                                         (197,834)        (100,584)           (61,432)
                                                         (148,181)         (92,303)           (54,925)

          Income before income taxes                    1,050,394          607,577            402,691

Federal and state income taxes (Note 5)                   373,006          236,565            159,181

          Net income                                $     677,388    $     371,012      $     243,510

Earnings per common and common
  equivalent share (Note 9)                         $        0.17    $        0.12      $         0.08


See Notes to Financial Statements.












































STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended May 31, 1996, 1995 and 1994


                                        Capital          Additional
                                         Stock,            Paid-In       Retained      Treasury
                                        Issued             Capital       Earnings        Stock            Total


Balance, May 31, 1993                $   198,381       $   840,700     $ 1,220,659   $         -      $ 2,259,740
  Net income                                   -                 -         243,510             -          243,510
Balance, May 31, 1994                    198,381           840,700       1,464,169             -        2,503,250
  Net income                                   -                 -         371,012             -          371,012
  Issuance of 333 shares of
    common stock upon the
    exercise of options                       21               177               -             -             198
Balance, May 31, 1995                    198,402           840,877       1,835,181             -       2,874,460
  Net income                                   -                 -         677,388             -         677,388
  Issuance of 837,666 shares
    of common stock for the
    purchase of Clay Equipment
    Corporation  (Note 10)                52,354           546,666               -             -         599,020
  Issuance of 1,666 shares
    of common stock upon the
    exercise of options                      104             1,187               -             -           1,291
  Purchase of 29,217 shares
    of common stock for the
    treasury                                   -                 -               -       (19,691)        (19,691)
Balance, May 31, 1996                $   250,860       $ 1,388,730     $ 2,512,569    $  (19,691)     $4,132,468


See Notes to Financial Statements.





















































STATEMENTS OF CASH FLOWS
Years Ended May 31, 1996, 1995 and 1994
                                                          1996               1995                1994
Cash Flows from Operating Activities
  Net income                                        $    677,388       $    371,012         $    243,510
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation                                         268,933            159,379              135,220
    Amortization                                             112                112                  112
    Deferred income taxes                                159,000             29,300               (5,100)
    (Gain) on sale of equipment                          (16,220)           (17,431)             (11,466)
    Change in assets and liabilities, net of the
      effects of the purchase of Clay Equipment
      Corporation (Note 10):
      (Increase) decrease in:
        Trade receivables                                (74,289)          (207,184)            (187,778)
        Inventories                                      305,413           (334,845)            (105,636)
        Prepaid expenses                                 (87,242)            (3,806)                 212
      Increase (decrease) in:
        Accounts payable and accrued expenses           (448,399)            81,663              300,470
        Income taxes payable                             (43,706)            51,428              135,126
          Net cash provided by
          operating activities                           740,990            129,628              504,670

Cash Flows From Investing Activities
  Proceeds from sale of equipment                         67,450             70,050               41,093
  Purchase of property and equipment                    (442,464)          (325,173)            (264,197)
  Payments received on long-term
    notes and other receivable                           540,076             23,271               28,000
  Increase in intangible and other assets                (45,164)           (72,702)             (50,000)
          Net cash  provided by (used in)
            investing activities                         119,898           (304,554)            (245,104)

Cash Flows from Financing Activities
  Proceeds from short-term borrowings                  5,268,100          3,310,000            2,915,000
  Principal payments on short-term borrowings         (5,268,100)        (3,310,000)          (2,915,000)
  Proceeds from long-term borrowings                   3,562,700            360,000                    -
  Principal payments on long-term borrowings          (4,819,419)          (210,765)             (35,336)
  Purchase of common stock for the treasury              (19,691)                 -                    -
  Proceeds from issuance of common stock                   1,291                198                    -
          Net cash provided by (used in)
            financing activities                      (1,275,119)           149,433              (35,336)

          Increase (decrease) in cash
            and cash equivalents                        (414,231)           (25,493)             224,230

Cash and Cash Equivalents
  Beginning                                              414,748            440,241              216,011
  Ending                                            $        517       $    414,748         $    440,241

Supplemental Disclosures of Cash Flow
  Information
    Cash payments for:
      Interest                                      $    195,193       $     99,341         $     61,750
      Income Taxes                                  $    257,712       $    155,837         $     29,155

Supplemental Schedule of Noncash Investing
  and Financing Activities
    Long-term note receivable received in
      payment for sale of intangible asset (Note 4)                                         $     50,000

Acquisition of Clay Equipment Corporation
  (Note 10):
    Working capital acquired                        $  1,329,160
    Fair value of other assets acquired,
      principally equipment                            1,098,595
    Long-term debt assumed                            (1,828,735)
                                                    $    599,020

    Issuance of 837,666 shares of common stock      $   (599,020)

See Notes to Financial Statements.













Note 1.   Nature of Business and Significant Accounting Policies

Nature of business: The Company's operations consist of the design, manufacture and sale of agricultural equipment and repair and replacement parts to dealers located primarily in twelve midwestern states on credit terms that the Company establishes for individual customers.

Significant accounting policies:

Accounting estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and cash equivalents: For purposes of reporting cash flows, the Company considers all money market funds and savings accounts to be cash equivalents.

  Inventories: Inventories are valued at the lower of cost (first-in, first-out method) or market.

  Property and equipment and depreciation: Property and equipment is carried at cost. Depreciation on property and equipment is computed by the straight-line method over the estimated useful lives of the assets.

  Revenue recognition: Sales of all products are recognized as goods are shipped.

  Income taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

  Research and development: Research and development costs are charged to operations as they are incurred.

  Stock options issued to employees: Compensation expense for stock issued through stock option plans is accounted for using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued for Employees". Under this method, compensation is measured as the difference between the estimated market value of the stock at the date of award less the amount required to be paid for the stock. The difference, if any, is charged to expense over the periods of service.

  Fair value of financial instruments: The carrying amount of cash and cash equivalents, trade receivables and accounts payable approximates fair value because of the short maturity of these instruments. The carrying amount of long-term debt approximates fair value because these instruments bear interest at approximate current rates available to the Company for similar borrowings.

  Recently issued accounting standards: In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of, which will require the Company to review for the impairment of long-lived assets and certain identifiable intangibles to be held and used by the Company whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adoption of SFAS No. 121 is required in fiscal year ending May 31, 1997.

  In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which establishes a fair value based method for financial accounting and reporting for stock-based employee compensation plans. However, the new standard allows compensation to continue to be measured by using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to employee, but requires expanded disclosures. SFAS No. 123 is effective in fiscal year ending May 31, 1997. The Company has elected to continue to apply the intrinsic value based method of accounting for stock options.

Note 2.   Composition of Inventories

Inventories at May 31, 1996 and 1995 consisted of the following:


                               1996               1995

Raw materials            $     143,808      $      47,053
Work in process                 38,303             36,095
Finished goods               2,453,691          1,470,682
                         $   2,635,802      $   1,553,830

Note 3.   Pledged Assets and Related Debt

The Company has a line of credit agreement with a bank which expires October 31, 1996, under which they may borrow up to $3,000,000 in current notes payable based on a percentage of inventory and trade receivables. Based on the levels of inventory and trade receivables, approximately $2,490,000 could be borrowed under this agreement at May 31, 1996. The interest rate on advances under this agreement is the bank's prime rate (effective rate of 8.25% at May 31, 1996). Under the terms of this agreement, the Company has outstanding letters of credit as of May 31, 1996 of $250,000 for the benefit of certain vendors. There were no amounts borrowed on the line or letters of credit as of May 31, 1996 and 1995. (a)











































Long-term debt at May 31, 1996 and 1995 consisted of the following:
                                                                               Amount Owed
                                                                          1996               1995
   Line of credit, bank, borrowings bearing interest at
     8.75%,all outstanding principal and interest due
     June 26, 2000.  Under the terms  of this agreement
     the Company is allowed to use excess cash to
     temporarily pay down this loan and will be
     allowed to borrow up to a maximum available
     credit established by the bank.  At May 31,
     1996 $1,401,700 could be borrowed under this
     agreement.  This borrowing limit decreases
     quarterly to approximately $900,000 at the
     maturity of the agreement. (a)                                $    689,700      $           -

     Notes payable, City of Cedar Falls and Black Hawk
     County, Iowa, due in monthly installments of
     $1,934, including interest at 6%, through
     May 11, 1998.  Collateralized by substantially all
     assets of the Company except land and buildings.                    43,620                  -

   Note payable, City of Cedar Falls, Iowa, due in annual
     installments of $12,857, noninterest bearing,
     through September 15, 2000.  Collateralized by all
     inventory and trade receivable.                                     64,286                  -

   Contract payable, due in monthly installments of $2,494,
     including interest at 8%, through May 7, 1999.
     Collateralized by a note receivable of $134,622
     (Note 4).                                                           79,575                  -

   Other contracts payable, secured                                      34,427                  -

   Note payable, bank, due in monthly installments
     of $7,375, including interest at 8.75%.  (a)                            -             326,592

   Contract payable, stockholder and former officer,
     due in annual installments of $7,000, plus
   interest at 10%.                                                         -               13,000
                                                                      911,608              339,592
   Less current maturities                                             81,497               69,385
                                                                $     830,111        $     270,207

(a)These borrowings are collateralized by substantially all of the assets of the Company except land and buildings.  The agreements contain various restrictive covenants including, among others, ones which require the Company to maintain certain amounts of working capital and equity and financial ratios.
   All covenants have been complied with at May 31, 1996.

The following is a schedule by years of the maturities of the long-term debt as of May 31, 1996:

   Year ending May 31:
     1997                                       $      81,497
     1998                                              73,174
     1999                                              41,523
     2000                                             702,557
     2001                                              12,857
                                                $     911,608

Note 4.   Note Receivable

Notes receivable as of May 31, 1996 consist of the following:

8% note, to be received $1,386 monthly,
   including interest, through June 2009.       $     134,622
Stockholder, noninterest bearing, to be
   received three payments of $1,500 a
   year through January 2004.                          36,172
                                                      170,794
   Less current portion                                10,578
                                                $     160,216

Note 5.   Income Taxes


Net deferred tax liabilities consist of the following components as of May 31, 1996 and 1995:


                                                 1996                   1995
   Deferred tax assets:
  Allowance for doubtful accounts         $     62,000           $     20,975
     Accrued expenses                           95,000                    525
     Contracts payable                          42,000                      -

     Net operating loss carryforward           151,000                      -

     Deductible goodwill of predecessor
      company                                  226,000                      -

     Inventory                                       -                  6,500
                                               576,000                 28,000
   Deferred tax liabilities:
     Property and equipment                    334,000                 79,000
     Inventory                                 164,000                      -


                                               498,000                 79,000

                                          $     78,000            $   (51,000)

The deferred tax amounts mentioned above have been classified on the accompanying balance sheets as of May 31, 1996 and 1995 as follows:


                                             1996              1995

   Current assets                     $      13,000    $     28,000
   Noncurrent assets                         65,000            -
   Noncurrent liabilities                         -         (79,000)
                                      $      78,000    $    (51,000)

The Company acquired operating loss carryforwards in connection with the purchase of certain assets of Clay Equipment Corporation (Note 10). Limitations imposed by current tax laws limit the utilization of these carryforwards to approximately $40,000 per year through 2009.

Income tax expense is made up of the following components:


  Year Ended May 31,
                                      1996          1995            1994

Current tax expense:
  Federal                       $    188,000   $   185,500   $    150,237
  State                               26,006        21,765         14,044
                                     214,006       207,265        164,281
  Deferred tax expense (credit)      159,000        29,300         (5,100)
                                $     37,006   $   236,565    $    159,181

Total reported tax expense applicable to the Company's operations varies from the amount that would have resulted by applying the federal income tax rate to income before income taxes for the following reasons:

  Year Ended May 31,
                                       1996          1995           1994

Income tax expense at statutory
   federal income tax rate         $  367,638    $  212,652     $   140,942
State tax expense, net of
   federal income tax benefit          17,164        14,147           9,129
Benefit of income taxed at lower
   rates                              (10,504)       (6,076)         (3,350)
Other                                  (1,292)       15,842          12,460
                                   $  373,006    $  236,565     $   159,181


Note 6.   Stock Option Plans

The Company has a stock option plan adopted in 1993 which provides for the issuance of a maximum of 250,000 shares of common stock to officers, directors and key employees at a price per share of not less than 100% of the market price at the date of grant. The options granted under this plan become exercisable over three years.

The Company had an incentive stock option plan adopted in 1983 which expired during the year ended May 31, 1993, which provided for the issuance of a maximum of 500,000 shares of common stock to officers and key employees at a price per share of not less than 100% of the market price at the date of grant.

The following table summarizes the options to purchase shares of the Company's common stock:
                                                      Stock Options
                                       Outstanding  Exercisable          Price Range
   Balance at May 31, 1994               81,000       14,665       $  .5938    -  $  .8438
     Granted                             59,500            -          .7500    -     1.000
     Became exercisable                     -         25,664          .5938    -     .8438
     Exercised                             (333)        (333)                        .5938
     Cancelled                           (3,000)      (1,333)         .5938    -     .8438
   Balance at May 31, 1995              137,167       38,663       $  .5938       $ 1.0000
     Granted                             67,000            -         1.2188         1.2183
     Became exercisable                     -         45,160          .5938         1.0000
     Exercised                           (1,666)      (1,666)         .5938          .8425
     Cancelled                           (1,000)           -            -            .7500
   Balance at May 31, 1996              201,501       82,157       $  .5938       $ 1.2813


Note 7.   Research and Development

Research and development costs included in the statements of income as part of other general and administrative expenses totaled $400,916, $173,791 and $150,242 for the years ended May 31, 1996, 1995 and 1994, respectively.

Note 8.   Employee Benefit Plan

The Company has a 401(k) defined contribution plan covering substantially all employees. The plan provides for a matching employer contribution based on the employee's contributions up to 10% of compensation. Additional discretionary contributions to the plan may also be made. Employer contributions for the years ended May 31, 1996, 1995 and 1994 were $35,029, $21,620 and $15,519, respectively.

Note 9.   Earnings Per Common and Common Equivalent Shares

Earnings per common and common equivalent shares, assuming no dilution, have been computed on the weighted average number of common shares outstanding during the period using the treasury stock method of accounting for the dilutive common equivalent shares discussed in Note 6. The weighted average number of shares of common stock outstanding for the years ended May 31, 1996, 1995 and 1994 were 4,002,432, 3,204,285 and 3,195,054, respectively.

Earnings per common and common equivalent shares, assuming full dilution, for the years ended May 31, 1996, 1995 and 1994 are the same as the earnings per common and common equivalent shares, assuming no dilution.

Note 10.  Business Acquisition

On June 26, 1995 the Company acquired certain assets of Clay Equipment Corporation ("Clay") of Cedar Falls, Iowa in exchange for the assumption of approximately $2,500,000 of liabilities and 837,666 shares of the Company's no par value common stock with a value of approximately $628,000. In connection with the issuance of these shares, the Company incurred stock registration costs of approximately $29,000. Clay designed, manufactured, and distributed livestock equipment and other agricultural related products, primarily manure spreader wagons and milking equipment. The Company will move the combined operations to Cedar Falls, Iowa in October 1996 where the Company has entered into a 15 year lease for an 85,000 square foot building to be constructed by the City of Cedar Falls, Iowa. The lease will require monthly payments of $16,722, plus insurance, utilities, and other expenses with an option to purchase at the end of the lease for $1,285,955 plus all reasonable costs and expenses incurred by the lessor for the sale. The lease will be accounted for
as an operating lease.   In association with the City constructing the new
facility for the Company, the City purchased the land and building of the former Clay site under a flood relocation plan. The City withheld $131,500 of the purchase price for possible clean up costs after the former Clay site is demolished in the fall of 1996. Also, as part of the flood relocation plan the Company will sell equipment and be reimbursed by the City of Cedar Falls for the moving costs or replacement of equipment with a book value of $755,546.
The Company estimates that these proceeds and the reimbursement will be received based on preliminary estimates by the City of Cedar Falls. The acquisition has been accounted for by the purchase method and results of operations of Clay Equipment since the date of acquisition are included in the financial statements.

Unaudited pro forma condensed financial statements for the years ended May 31, 1995 as though Clay equipment had been acquired as of June 1, 1994 are as follows:

   Net sales                                                  $12,724,000
   Net (loss)                                                   (591,000)
   (Loss) per common and common equivalent share                   (0.14)
















































                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Registrant            Top Air Manufacturing, Inc.

By (Signature and Title)    /s/ Steven R. Lind
                            Steven R. Lind, Principal Executive Officer

                            /s/ Steven F. Bahlmann
                            Steven F. Bahlmann, Principal Financial Officer

Date:  August 29, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By: /s/ Wayne C. Dudley                   By:_____________________________
    Wayne C. Dudley, Director                 Franklin A. Jacobs, Director
    Date:  August 29, 1996                    Date: August   , 1996



By: /s/ Dennis W. Dudley                  By:____________________________
    Dennis W. Dudley, Director                S. Lee Kling, Director
    Date:  August 29, 1996                    Date: August   , 1996



By: /s/ Robert J. Freeman                 By:___________________________
    Robert J. Freeman, Director               Sanford W. Weiss, Director
    Date:  August    , 1996                   Date: August    , 1996



By: /s/ Steven R. Lind
     Steven R. Lind, Director
     Date:  August 29, 1996




























                               INDEX TO EXHIBITS

Exhibit
Number                      Description                                   Page

*3(a) Amended and restated Articles of Incorporation of the Registrant, filed as Exhibit 3(c) to the Company's
           Annual Report on Form 10-K for fiscal year 1991
           (the "1991 Form 10-K")

*3(b) Amended and Restated By-laws of the Registrant, filed as Exhibit 3(d) to the 1991 Form 10-K

*3(c) Amendments to the Amended and Restated By-laws, effective October 21, 1992, filed as Exhibit 3(c) to the Company's Annual Report on Form 10-KSB for fiscal year 1993 (the "1993 Form 10-KSB)

 *9 Amended and Restated Voting Trust Agreement by and among Robert J. Freeman and Dennis W. Dudley and their successors, dated September 15, 1992, filed as
           Exhibit 9 to the 1993 Form 10-KSB

*10(a)     Promissory note dated January 1, 1991, between the
           Company and Wayne C. Dudley (the "Dudley Note"), filed as Exhibit 10(b) to the 1991 Form 10-K

*10(b)     Letter amendment, dated August 5, 1994, to the Dudley
           Note, filed as Exhibit 10(c) to the Company's Annual
           Report on Form 10-K for fiscal year 1994 (the "1994
           Form 10-KSB")

*10(c)     1993 Stock Option Plan adopted by the Board of
           Directors November 6, 1992, filed as Exhibit 10(c) to the 1993 Form 10-KSB

*10(d) Summary Plan description for 401(k) plan adopted by the Board of directors on October 22, 1991, filed as
           Exhibit 28(b) to the Company's Annual Report on Form 10-K for fiscal year 1992 (the "1992 Form 10-K")

**10(e)    Promissory note dated May 16, 1996 between the
           Company and Norwest Bank Iowa, N.A.

**10(f) Variable balance promissory note dated November 1, 1995, between the Company and Norwest Bank Iowa, N.A.

*10(g)     Credit and Security Agreement originally dated October
           3, 1994, between the Company and Norwest Bank Iowa, N.A.

**11       Statement re computation of per share earnings

**23       Consent of accountants

**27       Financial Date Schedule
           (Filed in EDGAR version only)

**99 Cautionary Statement Identifying Important Factors that Could Cause the Company's Actual Results to
           Differ from those Projected in Forward-Looking
           Statements



 * Incorporated by reference to the indicated documents or parts thereof, previously filed with the Commission.

**    Filed herewith.




                                 EXHIBIT 10(e)
NORWEST BANKS                                     Commercial Note

Name   Top Air Manufacturing, Inc.    Date   May 16, 1996
Choose one of the following
__ On the earlier of demand or ______________, 19__ ; or _X_ on June 26, 2000 ; or __ ______________ days after the Date, the resulting choice being the "Due Date," which also means the date, if any, on which this note is accelerated.
For value received, the undersigned (if more than one, jointly, and severally) promise(s) to pay to the order of Norwest Bank Iowa, National Association (the "Bank") at 191 West Fifth Street, Waterloo, Iowa 50701 or at any other place designated at any time by the holder of this Note, in lawful money of the United States of America, the principal sum of One Million Four Hundred One Thousand Seven Hundred and 07/100 Dollars ($1,401,700.07), or as much as has been disbursed and remains outstanding on this Note at the Due Date, as is shown by the Bank's records, together with interest (calculated on the basis of actual days elapsed in a year of 360 days) on the unpaid principal of this Note from the Date until this Note is fully paid, at the following rate:
(choose one of the following):
  __  an annual rate of ___________________% (the "Note Rate").
  _X_  an annual rate equal to .50 % in excess of the Base Rate, each change in the interest rate to become effective on the day the corresponding change in the Base Rate becomes effective (the "Note Rate").
  __ an annual rate equal to _______% in excess of the Base Rate, with an initial rate to be tied to the Base Rate in effect on the date this
Note is signed and the rate for each month thereafter to be tied to the Base Rate in effect on the _____ day of the immediately preceding month
(the "Note Rate").
  __  an annual rate _____ (the "Note Rate").
"Base Rate" means the rate of interest established by Northwest Bank Iowa, N.A. from time to time as its "base" or "prime" rate or "______" rate.
If this __ is checked, the Note Rate shall never be less than _____% and shall never be greater than _____%.
After the Due Date, the unpaid principal and interest on this Note shall bear interest until paid at the rate of _____% per annum in excess of the Note Rate in effect on the Due Date except that, if the Bank is located in Minnesota and the original principal amount of this Note is less than $100,000.00, or the Bank is located in North Dakota, this Note shall bear the same interest rate after its Due Date as was in effect on the Due Date. The interest rate on this Note shall never exceed the maximum rate permitted by law.
  __  Interest shall be payable on the Due Date.
  _X_ Interest shall be payable monthly, commencing June 10, 1996, and on the same day of each succeeding month, and on the Due Date.
If this __ is checked, if any payment required by this Note is not paid within _____ days after the payment is due, Borrower will make an additional payment to the Bank of (Choose one) __ $__________; or __ ______% of the amount of the late payment (the "Late Fee").
The undersigned may, at any time, prepay this Note, in whole or from time to time in part: (Choose one)
  _X_ without premium or penalty, upon written or telephonic notice to the Bank; or,
  __ provided that, upon prepayment, the Bank will be entitled to receive a prepayment penalty equal to _____% of the principal amount to be prepaid.
__ In addition, the undersigned shall pay to the Bank a nonrefundable: (Mark the applicable fee type(s)) __ commitment fee, __ facility fee, __ documentation fee, __ application and loan processing fee of (Choose one) __ $_____; __ _____% of the principal amount of this Note, at the time this Note is signed.
(Check if applicable)
_X_ The undersigned may borrow, prepay and reborrow under this Note until the Due Date within the limits of this Note and subject to the terms and conditions in any other agreement between the undersigned and the Bank. See attached First Amendment dated May 16, 1996.
_X_ Any advances made under this Note shall be at the sole discretion of the Bank and the Bank is not obligated to make any advance. See addendum dated
__________.
This Note is Secured by: __ a Mortgage dated ____________, 19__. _X_ a Mortgage dated June 26, 1995 and other collateral.
_X_  This Note is given in substitution and replacement for (and not in payment
of) a previous Note of the undersigned, payable to the Bank, dated June 26, 1995. This Note __ evidences indebtedness in addition to the indebtedness evidenced by the previous Note, or __ evidences only a portion of the debt evidenced by the previous Note.
IMPORTANT: READ BEFORE SIGNING, THE TERMS OF THIS AGREEMENT AND ANY RELATED DOCUMENTS SHOULD BE READ CAREFULLY BECAUSE ONLY THOSE TERMS IN WRITING ARE ENFORCEABLE. NO OTHER TERMS OR ORAL PROMISES NOT CONTAINED IN THE WRITTEN CONTRACT(S) MAY BE LEGALLY ENFORCED. YOU MAY CHANGE THE TERMS OF THE AGREEMENT(S) ONLY BY ANOTHER WRITTEN AGREEMENT. THIS NOTICE ALSO
APPLIES TO ANY OTHER CREDIT AGREEMENTS (EXCEPT CONSUMER LOANS OR OTHER EXEMPT TRANSACTIONS) NOW IN EFFECT BETWEEN YOU AND THIS LENDER.
The undersigned acknowledges receipt of a copy of this document. See Attached Addendum.
THE REVERSE SIDE OF THIS NOTE CONTAINS IMPORTANT, ADDITIONAL PROVISIONS, ALL
OF WHICH ARE MADE A PART HEREOF.
The proceeds of this loan will be used for business or agricultural purposes only.
Name   Top Air Manufacturing, Inc.    By: /s/  Steven R. Lind

Street address   406 Highway 20       By: Steven R. Lind, President

City, State and ZIP  Parkersburg,
IA 50665                              By:

                                      By:














































                      First Amendment to Top Air Loan Agreement

This First Amendment to Loan Agreement is entered into this 16th day of May, 1996, by and between Top Air Manufacturing, Inc. (the "Borrower") and Norwest Bank Iowa, National Association (the "Bank").

The Borrower and the Bank had previously entered into a Loan Agreement dated June 26, 1995, pursuant to which the parties agreed upon the terms and conditions governing three promissory notes.

Borrower desires to amend the Loan Agreement and loan documents so as to convert the committed non-revolving term loan with an original principal balance of $1,500,000 dated May 16, 1996, to a committed, revolving term loan.

The terms and conditions as well as the required quarterly principal pay downs for this new Note are as follows:

For so long as the Bank is the owner of this Note, the Borrower may at any time borrow, repay and reborrow from the Bank, up to the amount of the Maximum Credit Available as determined in the payment schedule listed below). The liability of the undersigned hereunder shall be the amount from time to time actually outstanding, plus interest thereon, as reflected by the Bank's liability records for the undersigned. Principal shall be paid from time to time, without demand therefore by the Bank, as and when necessary, to reduce the principal amount outstanding hereunder so that the principal amount outstanding hereunder will at no time exceed the then applicable Maximum Credit Available for the time set forth in the payment schedule.

1.At no time shall the principal amount outstanding under the Note exceed the "Maximum Credit Available" as reduced from time to time as hereinafter provided.

2.The Maximum Credit Available shall be:

                          Date                                   Amount

            From the date hereof, including 06-30-96           $1,401,700
            01-01-96 to and including 09-30-96                 $1,392,700
            10-01-96 to and including 12-31-96                 $1,364,700
            01-01-97 to and including 03-31-97                 $1,336,100
            04-01-97 to and including 06-30-97                 $1,306,900
            07-01-97 to and including 09-30-97                 $1,277,100
            10-01-97 to and including 12-31-97                 $1,246,600
            01-01-98 to and including 03-31-98                 $1,215,400
            04-01-98 to and including 06-30-98                 $1,183,500
            07-01-98 to and including 09-30-98                 $1,150,900
            10-01-98 to and including 12-31-98                 $1,117,600
            01-01-99 to and including 03-30-99                 $1,083,600
            04-01-99 to and including 06-30-99                 $1,048,000
            07-01-99 to and including 09-30-99                 $1,013,300
            10-01-99 to and including 12-31-99                 $  976,900
            01-01-2000 to and including 03-30-2000             $  939,800
            03-01-2000 to and including 06-25-2000             $  901,900

On 06-26-2000 the entire unpaid principal and accrued and unpaid interest hereon shall become due and payable.

Top Air Manufacturing, Inc.                Norwest Bank Iowa, National
Association


By:   /s/  Steven R. Lind                  By:   /s/ Cathy R. Rottinghaus
      Steven R. Lind, President                  Cathy A. Rottinghaus, Vice
                                                 President








                                 EXHIBIT 10(f)

NORWEST BANKS                                     Commercial Note

Name   Top Air Manufacturing, Inc.

Date   November 1, 1995
Choose one of the following
__  On the earlier of demand or ____________, 19__ ; or _X_ on  October 31 ,
19 96 ; or __ _________ days after the Date, the resulting choice being the "Due Date," which also means the date, if any, on which this note is accelerated.
For value received, the undersigned (if more than one, jointly, and severally) promise(s) to pay to the order of Norwest Bank Iowa, National Association (the "Bank") at 191 West Fifth Street, Waterloo, Iowa 50701 or at any other place designated at any time by the holder of this Note, in lawful money of the United States of America, the principal sum of Three Million and 00/100 Dollars ($3,000,000.00), or as much as has been disbursed and remains outstanding on this Note at the Due Date, as is shown by the Bank's records, together with interest (calculated on the basis of actual days elapsed in a year of 360 days) on the unpaid principal of this Note from the Date until this Note is fully paid, at the following rate:
(choose one of the following):
  __  an annual rate of________% (the "Note Rate").
  _X_ an annual rate equal to 0% in excess of the Base Rate, each change in the interest rate to become effective on the day the corresponding change in the Base Rate becomes effective (the "Note Rate").
  __ an annual rate equal to ______% in excess of the Base Rate, with an initial rate to be tied to the Base Rate in effect on the date this Note is signed and the rate for each month thereafter to be tied to the Base Rate in effect on the _____ day of the immediately preceding month (the "Note Rate").
  __  an annual rate ______ (the "Note Rate").
"Base Rate" means the rate of interest established by Northwest Bank Iowa, N.A. from time to time as its "base" or "prime" rate or "________" rate.
If this __ is checked, the Note Rate shall never be less than _____% and shall never be greater than _____%.
After the Due Date, the unpaid principal and interest on this Note shall bear interest until paid at the rate of _____% per annum in excess of the Note Rate in effect on the Due Date except that, if the Bank is located in Minnesota and the original principal amount of this Note is less than $100,000.00, or the Bank is located in North Dakota, this Note shall bear the same interest rate after its Due Date as was in effect on the Due Date. The interest rate on this Note shall never exceed the maximum rate permitted by law.
  __  Interest shall be payable on the Due Date.
  _X_ Interest shall be payable monthly, commencing December 1, 1995, and on the same day of each succeeding month, and on the Due Date.
If this __ is checked, if any payment required by this Note is not paid within _____ days after the payment is due, Borrower will make an additional payment to the Bank of (Choose one) __ $_______; or __ ______% of the amount of the late payment (the "Late Fee").

The undersigned may, at any time, prepay this Note, in whole or from time to time in part: (Choose one)
  _X_ without premium or penalty, upon written or telephonic notice to the Bank; or,
  __ provided that, upon prepayment, the Bank will be entitled to receive a prepayment penalty equal to _____% of the principal amount to be prepaid.
__ In addition, the undersigned shall pay to the Bank a nonrefundable: (Mark the applicable fee type(s)) __ commitment fee, __ facility fee, __ documentation fee, __ application and loan processing fee of (Choose one) __ $______; __ ______% of the principal amount of this Note, at the time this Note is signed.
(Check if applicable)
_X_ The undersigned may borrow, prepay and reborrow under this Note until the Due Date within the limits of this Note and subject to the terms and conditions in any other agreement between the undersigned and the Bank.
_X_ Any advances made under this Note shall be at the sole discretion of the Bank and the Bank is not obligated to make any advance.
This Note is Secured by:__ a Mortgage dated __________, 19__.
                        __ a Mortgage dated __________, 19__ and other
                        collateral.
__  This Note is given in substitution and replacement for (and not in payment
of) a previous Note of the undersigned, payable to the Bank, dated ___________, 19__. This Note __ evidences indebtedness in addition to the indebtedness evidenced by the previous Note, or __ evidences only a portion of the debt evidenced by the previous Note.
IMPORTANT: READ BEFORE SIGNING, THE TERMS OF THIS AGREEMENT AND ANY RELATED DOCUMENTS SHOULD BE READ CAREFULLY BECAUSE ONLY THOSE TERMS IN WRITING ARE ENFORCEABLE. NO OTHER TERMS OR ORAL PROMISES NOT CONTAINED IN THE WRITTEN CONTRACT(S) MAY BE LEGALLY ENFORCED. YOU MAY CHANGE THE TERMS OF THE AGREEMENT(S) ONLY BY ANOTHER WRITTEN AGREEMENT. THIS NOTICE ALSO APPLIES TO ANY OTHER CREDIT AGREEMENTS (EXCEPT CONSUMER LOANS OR OTHER EXEMPT TRANSACTIONS) NOW IN EFFECT BETWEEN YOU AND THIS LENDER.
The undersigned acknowledges receipt of a copy of this document.
THE REVERSE SIDE OF THIS NOTE CONTAINS IMPORTANT, ADDITIONAL PROVISIONS, ALL
OF WHICH ARE MADE A PART HEREOF.
The proceeds of this loan will be used for business or agricultural purposes only.
Name   Top Air Manufacturing, Inc.          By: /s/ Steven R. Lind

Street address   406 Highway 20             By: Steven R. Lind, President

City, State and ZIP  Parkersburg, IA 50665  By:

                                            By:














































                                  EXHIBIT 11

                      COMPUTATIONS OF EARNINGS PER SHARE



                                                 Year Ended May 31,

                                            1996         1995         1994


Computation of weighted average number
  of common shares outstanding and
  common equivalent shares:

Common shares outstanding at the
  beginning of the period                  3,174,433    3,174,100    3,174,100

Weighted average number of shares
  issued during the period                  781,357           295          --

Weighted average of the common
  equivalent shares attributable
  to stock options granted, computed
  under the treasury stock method#            59,098       29,890       20,954

Weighted average number of common
  and common equivalent shares             4,014,888    3,204,285    3,185,054

Net Income                               $   677,388   $  371,012  $   243,510

Earnings per common and common           $       .17   $      .12  $       .08
equivalent share


















# Some stock options have not been included because they are anti-dilutive.




















                                  EXHIBIT 23

                         McGLADREY & PULLEN, LLP




                      CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference into the registration statement to Top Air Manufacturing, Inc. on Form S-8 (Registration No. 33-74378) of our report dated July 19, 1996 with respect to the financial statements of Top Air Manufacturing, Inc. included in its Annual Report on Form 10-KSB for the fiscal year ended May 31, 1996.

                                           /s/ McGladrey & Pullen, LLP


Waterloo, Iowa
August 28, 1996









                                  EXHIBIT 99

The following factors could affect the Company's actual results, including its revenues, expenses and net income, and could cause them to differ from any forward-looking statements made by or on behalf of the Company:

- - -    The Company competes with a large number of other agricultural equipment manufacturers and suppliers who distribute sprayers and sprayer parts.
Although the Company believes that its products are sufficiently different from other products to enable it to establish and maintain a market for such products, many of the Company's principal competitors are larger than the Company and have substantial resources. There can be no assurance that competitors will not be able to take actions, including developing new products or offering reduced pricing, which could materially adversely affect the sales revenues of the Company.

- - -    The Company has warranted the products it manufactures to be free from defects in material and workmanship under normal use and service for a period of twenty-four months after date of purchase. Although the Company carries product liability insurance and casualty insurance customary for manufacturing operations of its type, there are certain types of losses which are uninsurable or not economically insurable. There can be no guaranty against uninsured losses of any kind.

- - -    The continued success of the Company will depend upon the efforts and abilities of certain key officers and employees, particularly Steven R. Lind, its President and Chief Executive Officer. The Company could be adversely affected if for any reason such officers and employees should no longer be active in the Company's operations. Steven R. Lind, President and Chief Executive Officer of the Company, has entered into an employment agreement with the Company.

- - -    The Company's executive officers and directors as a group beneficially own approximately 52% of the outstanding shares of the Company's Common Stock.
Accordingly, these officers and directors have the ability to determine the outcome of most corporate actions requiring stockholder approval and to influence the policies and direction of the Company.  There are no provisions for cumulative voting by stockholders in the Company's Articles of
Incorporation and, accordingly, holders of a majority of the outstanding shares can elect all of the Company's directors.  These facts may tend to discourage attempts to acquire control of the Company by persons other than those holders.