Form 10QSB
period 1996-08-31
TOP AIR MANUFACTURING INC
filed 1996-10-16
CIK 355469

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                           FORM 10-QSB


(Mark One)
[X]  Quarterly Report under Section 13 or 15(d) of the
     Securities Exchange Act of 1934.
For the quarterly Period ended August 31, 1996

                               or

[ ]  Transition report under Section 13 or 15(d) of the
     Exchange Act.
For the transition period from __________ to __________
Commission File Number:              0-10571

                    TOP AIR MANUFACTURING, INC.
 (Exact name of small business issuer as specified in its charter)

            Iowa                             42-1155462
  (State or other jurisdiction              (I.R.S. Employer
of incorporation or organization)          Identification No.)


317 Savannah Park Road, Cedar Falls, Iowa        50613
(Address of principal executive offices)       (Zip Code)

                          (319) 268-0473
          (Issuer's telephone number, including area code)

                          406 Highway 20
                      Parkersburg, Iowa  50665
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            Yes  X        No

4,013,765 Common Shares were outstanding as of September 30, 1996.























                   TOP AIR MANUFACTURING, INC.


                              INDEX


PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements:

    Condensed balance sheets, August 31, 1996
      (unaudited) and May 31, 1996                             1

    Unaudited condensed statements of operations
      three months ended August 31, 1996 and 1995              2

    Unaudited condensed statements of cash flows,
      three months ended August 31, 1996 and 1995              3

    Notes to condensed financial statements (unaudited)        4

  Item 2. Management's Discussion and Analysis or
          Plan of Operation                                5 & 6


PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports of Form 8-K                 7 & 8












































                   TOP AIR MANUFACTURING, INC.

                    CONDENSED BALANCE SHEETS

     ASSETS
                                        AUGUST 31,       MAY 31,
                                           1996           1996*

CURRENT ASSETS
  Cash and cash equivalents           $    3,169       $      517
  Trade receivables, net of
    allowance for doubtful accounts
    August 31, 1996 $172,500;
    May 31, 1996 $167,000              1,404,678        1,564,968
  Inventories (Note 2)                 2,694,926        2,635,802
  Income tax benefits                     13,006               --
  Equipment held for sale                727,978          755,546
  Other current assets                   295,973          309,110
                                      ----------        ---------
     Total Current Assets              5,139,730        5,265,943
                                      ----------        ---------

LONG TERM RECEIVABLES AND OTHER
ASSETS
  Notes receivable, net of current
    portion                              157,077          160,216
  Other assets                            65,892           65,920
                                      ----------        ---------

                                         222,969          226,136
                                      ----------        ---------

PROPERTY AND EQUIPMENT, at cost,
  less accumulated depreciation
  August 31, 1996 $1,006,473;
  May 31, 1996 $967,939                1,120,148        1,007,653
                                      ----------       ----------

                                       6,482,847        6,499,732
                                      ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term debt                        79,333            81,497
  Other Liabilities and accrued
   items                              1,060,460         1,455,656
                                     ----------        ----------
     Total Current Liabilities        1,139,793         1,537,153
                                     ----------        ----------

LONG-TERM DEBT                        1,248,665           830,111
                                     ----------        ----------

STOCKHOLDERS' EQUITY
  Common stock                          250,860           250,860
  Additional paid-in capital          1,388,730         1,388,730
  Retained earnings                   2,474,490         2,512,569
                                     ----------        ----------
                                      4,114,080         4,152,159
  Less cost of treasury stock            19,691            19,691
                                     ----------        ----------
                                      4,094,389         4,132,468
                                     ----------        ----------
                                     $6,482,847        $6,499,732
                                     ==========        ==========

*Condensed from Audited Financial Statements.

 See notes to Condensed Financial Statements.

                   TOP AIR MANUFACTURING, INC.

          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
          Three Months ended August 31, 1996 and 1995


                                             1996         1995

Net Sales                                 $1,890,119   $1,445,179
                                          ----------   ----------

Cost and Expenses

  Cost of goods sold                       1,319,725    1,083,884
  Selling and administrative expenses        546,610      455,731
  Research and development expenses           97,005       81,265
  Interest expense                            23,585       32,407
                                          ----------   ----------
                                           1,986,925    1,653,287
                                          ----------   ----------
                                             (96,806)    (208,108)


Other Income                                  39,627       23,229
                                          ----------   ----------

    Income (loss) before Income Taxes        (57,179)    (184,879)

Income Taxes (credits)                       (19,100)     (72,000)
                                          ----------   ----------

    Net income (loss)                     $  (38,079)  $ (112,879)
                                          ==========   ==========

Earnings (loss) per Common Share                (.01)        (.03)
                                          ==========   ==========


Weighted Average Number of Shares          4,013,765    3,784,472
                                          ==========   ==========


See Notes to Condensed Financial Statements.





























                   TOP AIR MANUFACTURING, INC.

          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
          Three months Ended August 31, 1996 and 1995.




                                             1996          1995


CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash (used in) operating
    activities                           $ (267,549)  $  (343,847)
                                         ----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of equipment           46,413        19,000
  Purchase of property and equipment       (195,577)      (99,221)
  Payments received on long-term
    notes receivable                          2,975         5,125
                                         ----------   -----------

Net cash (used in) investing
  activites                                (146,189)      (75,096)
                                         ----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term borrowings            --       882,100
  Proceeds from long-term borrowings 1,337,000 1,900,000 Principal payments on short term
    borrowings                                  --      (389,100)
  Principal payments on long-term
    borrowings                            (920,610)   (2,304,612)
  Purchase of common stock for the
    treasury                                    --       (19,691)
                                         ---------    ----------

   Net cash provided by
      financing activites                  416,390        68,697
                                        ----------    ---------
  Increase (decrease) in Cash and
     Cash Equivalents                        2,652      (350,246)


CASH AND CASH EQUIVALENTS
  Beginning                                    517       414,748
                                        ----------   -----------
  Ending                                $    3,169   $    64,502
                                        ==========   ===========


See notes to Condensed Financial Statements.



















                   TOP AIR MANUFACTURING, INC.


             NOTES TO CONDENSED FINANCIAL STATEMENTS
                          (Unaudited)



Note 1.  Condensed Financial Statements

      The condensed balance sheet as of August 31, 1996 and the statements of operations and cash flows for the three months ended August 31, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 1996 and for all periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1996 Annual Report to Shareholders. The results of operations for the periods ended August 31, 1996 and 1995 are not necessarily indicative of the operating results for the full year.


Note 2.  Inventories

         Inventories consist of the following:


                                        August 31,       May 31,
                                           1996           1996

         Finished Goods               $  2,447,821   $ 2,453,691
         Work in Process                    28,703        38,303
         Raw Materials and Supplies        218,402       143,808
                                      ------------   -----------
                                      $  2,694,926   $ 2,635,802
                                      ============   ===========


























                          TOP AIR MANUFACTURING, INC.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS

Net Sales:

  Net sales for the first quarter of fiscal 1996 increased 31% to $1,890,119 compared to $1,445,179 for the same period last year. The increase was primarily a result of the incremental sales picked up in the acquisition of Clay Equipment of $421,638. The prior years first quarter only included two months for Clay Equipment sales because the acquisition occurred on June 26, 1995. Also, a sales increase of approximately $200,000 of Top Air products was offset by a similar sales decrease of Clay products.

Operating Costs & Expenses:

  The Company's cost of goods sold for the quarter ended August 31, 1996 decreased to 70% of net sales compared to 75% for the first quarter of the previous year. The decrease, as a percentage of sales, was a result of overhead being spread over a higher volume of sales, with a majority of the sales increase consisting of wholegoods which have higher profit margins than parts sales.

  Operating expenses increased 20% to $643,615 for the first quarter of fiscal 1996 compared to $536,996 for the previous year. The increase was primarily a result of the incremental expenses incurred from the Clay Equipment acquisition because as mentioned above the prior years first quarter only included two months of Clay activity.

Interest Expense:

  Interest expense decreased 27% to $23,585 compared to $32,407 for the first quarter of last year. The decrease was due to lower levels of short-term and long-term debt outstanding during the period.

Income Taxes:

  The income tax credits of $19,100 and $72,000 for the quarters ended August 31, 1996 and 1995, represent the benefit that would be received if the loss of the quarter was carried back to reclaim income tax paid in prior years.
























                          TOP AIR MANUFACTURING, INC.


  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS

Material Changes in Financial Position:

  The Company's loss from operations of $38,079 combined with net purchaes of fixed assets of approximately $100,000, net of depreciation, offset by an increase in a long-term line of credit of approximately $420,000 used to pay current liabilities, resulted in an increase in working capital of approximately
  $270,000.

Liquidity and Capital Resources:

  At August 31, 1996 the Company had working capital of $3,999,937 an increase of $932,191 over a year ago and an increase of $271,147 since May 31, 1996. The increase from a year ago was a result of reclassifying approximately $728,000 of equipment to current assets held for sale related to relocation of the old Clay facility to the newly constructed plant and approximately a $300,000 reduction in short term debt without a related increase in receivables or inventory. The increase since May 31, 1996 is described above. The current ratio increased to 4.51 from 3.43 at May 31, 1996. The Company anticipates no significant out lays for property and equipment in the forseeable future. The company believes it has access to sufficient working capital for its present and forseeable future.







































                          TOP AIR MANUFACTURING, INC.

                          PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            See Index to Exhibits of this Report

        (b) Reports on Form 8-K

            There were no reports on Form 8-K filed for the quarter ended August 31, 1996.


SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                TOP AIR MANUFACTURING, INC.
                                        (Registrant)


Date    October 15, 1996        /s/    Steven R. Lind
                                -----------------------------
                                Steven R. Lind
                                Principal Executive Officer


Date    October 15, 1996        /s/    Steven F. Bahlmann
                               ------------------------------
                               Steven F. Bahlmann
                               Principal Financial Officer


































                           Index to Exhibits

Exhibit
Number                   Description

*3(a) Amended and restated Articles of Incorportion of the Registrant, filed as Exhibit 3(c) to the Company's
           Annual Report on Form 10-K for fiscal year 1991
           (the "1991 Form 10-K")

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

*10(e)     Promissory note dated May 16, 1996 between the
           Company and Norwest Bank Iowa, N.A.

*10(f) Variable balance promissory note dated November 1, 1995, between the Company and Norwest Bank Iowa, N.A.

*10(g)     Credit and Security Agreement originally dated October
           3, 1994, between the Company and Norwest Bank Iowa, N.A.

**11       Statement re computation of loss per share

**27       Financial Data Schedule
           (Filed in EDGAR version only)


------------------------

 * Incorporated by reference to the indicated documents or parts thereof, previously filed with the Commission.

**     Filed herewith.