Form 10QSB
period 1996-11-30
TOP AIR MANUFACTURING INC
filed 1997-01-14
CIK 355469

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)
{X} Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly Period ended November 30, 1996

                                       or

{ }  Transition report under Section 13 or 15(d) of the Exchange
     Act.
For the transition period from              to

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

                                 Not Applicable
        (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            Yes  X        No

4,013,765 Common Shares were outstanding as of December 31, 1996.

                           TOP AIR MANUFACTURING, INC.


                                      INDEX


PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements:

    Condensed balance sheets, November 30, 1996
      (unaudited) and May 31, 1996                             1

    Unaudited condensed statements of operations
      three months and six months ended November 30,           2
          1996 and 1995

    Unaudited condensed statements of cash
      flows, six months ended November 30, 1996 and 1995   3 & 4

    Notes to condensed financial statements (unaudited)        5

  Item 2. Management's Discussion and Analysis or
          Plan of Operation                                6 & 7


PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports of Form 8-K                 8 & 9

                           TOP AIR MANUFACTURING, INC.

                            CONDENSED BALANCE SHEETS

     ASSETS
                                        NOVEMBER 30,     MAY 31,
                                            1996          1996*
                                        ----------      --------

CURRENT ASSETS
  Cash and cash equivalents             $    7,459     $      517
  Trade receivables, net of
    allowance for doubtful
    accounts November 30, 1996
    $177,000; May 31, 1996 $167,000        889,390      1,564,968
  Inventories (Note 2)                   3,431,341      2,635,802
  Income tax benefits                      190,736             --
  Equipment held for sale                  249,350        755,546
  Other current assets                     332,024        309,110
                                        ----------     ----------

     Total Current Assets                5,100,300      5,265,943
                                        ----------     ----------

LONG TERM RECEIVABLE AND OTHER ASSETS
  Notes receivable, net of current
    portion                                153,989        160,216
  Other assets                              83,145         65,920
                                        ----------     ----------

                                           237,134        226,136
                                        ----------     ----------
PROPERTY AND EQUIPMENT, at cost,
  less accumulated depreciation
  November 30, 1996 $1,114,068;
  May 31, 1996 $967,939                  1,881,831      1,007,653
                                        ----------     ----------

                                         7,219,265      6,499,732
                                        ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Short-term debt                          275,136         81,497
  Other Liabilities and accrued items    1,633,324      1,455,656
                                        ----------      ---------

    Total Current Liabilities            1,908,460      1,537,153
                                        ----------     ----------

LONG-TERM DEBT                           1,366,015        830,111
                                        ----------     ----------

STOCKHOLDERS' EQUITY
  Common stock                             250,860        250,860
  Additional paid-in capital             1,388,730      1,388,730
  Retained earnings                      2,324,891      2,512,569
                                        ----------     ----------
                                         3,964,481      4,152,159
  Less cost of treasury stock               19,691         19,691
                                        ----------     ----------
                                         3,944,790      4,132,468
                                        ----------     ----------
                                        $7,219,265     $6,499,732
                                        ==========     ==========

*Condensed from Audited Financial Statements.

 See notes to Condensed Financial Statements.

                           TOP AIR MANUFACTURING, INC.

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                       Three Months Ended        Six Months Ended
                                          November 30,             November 30,
                                       1996          1995        1996        1995
                                    ----------    ----------  ----------  ----------

Net Sales                           $1,317,629    $2,521,886  $3,207,748  $3,967,065
                                    ----------    ----------  ----------  ----------

Costs and Expenses

  Cost of goods
  sold                                 936,939     1,874,456   2,256,664   2,958,340

  Selling and
   administrative
   expenses                            532,010       531,624   1,078,620     987,355

  Research and
   development
   expenses                             88,117        90,210     185,122     171,475

  Interest
   expense                              27,607        53,830      51,192      86,237
                                    ----------    ----------  ----------  ----------
                                     1,584,673     2,550,120   3,571,598   4,203,407
                                    ----------    ----------  ----------  ----------
                                      (267,044)      (28,234)   (363,850)   (236,342)

Other Income                            33,095        22,480      72,722      45,709
                                    ----------    ----------  ----------  ----------

  Income (loss)
   before
   Income Taxes                       (233,949)       (5,754)   (291,128)   (190,633)

Income Taxes
     (credits)                         (84,350)       (2,300)   (103,450)    (74,300)
                                    ----------    ----------  ----------  ----------

Net Income
     (loss)                         $ (149,599)   $   (3,454) $ (187,678) $ (116,333)
                                    ==========    ==========  ==========  ==========

Earnings (loss)
per Common Share                    $     (.04)   $      .00  $     (.05) $     (.03)
                                    ==========    ==========  ==========  ==========

Weighted Average
Number of Shares                     4,013,765     4,013,040   4,013,765   3,898,132
                                    ==========    ==========  ==========  ==========


See Notes to Condensed Financial Statements.

                           TOP AIR MANUFACTURING, INC.

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                  Six months Ended November 30, 1996 and 1995.



                                                 1996          1995
                                              ----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash (used in) operating
    activities                                $ (255,199)  $  (892,846)
                                              ----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of equipment               520,945        55,250
  Purchase of property and equipment          (1,024,326)     (134,456)
  Payments received on long-term
    notes receivable                               5,979        10,784
                                              ----------   -----------

Net cash (used in) investing
  activites                                     (497,402)      (68,422)
                                              ----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term borrowings             79,000     2,458,100
  Proceeds from long-term borrowings           2,587,000     1,900,000
  Principal payments on short term
    borrowings                                        --    (1,429,100)
  Net proceeds from issuance of common
    stock November 30, 1996 none;
    November 30, 1995 1,666 shares                    --         1,291
  Principal payments on long-term
    borrowings                                (1,936,457)   (2,357,943)
  Purchase of common stock for the
    treasury                                          --       (19,691)
                                              ----------   -----------
Net cash provided by financing
  activities                                     729,543       552,657
                                              ----------   -----------
Increase (decrease) in Cash and
  Cash Equivalents                                 6,942      (408,611)


CASH AND CASH EQUIVALENTS
  Beginning                                          517       414,748
                                              ----------   -----------

  Ending                                      $    7,459   $     6,137
                                              ==========   ===========


See notes to Condensed Financial Statements.

                           TOP AIR MANUFACTURING, INC.

                   UNAUDITED CONDENSED STATEMENTS OF CASH FLOW
                  Six months Ended November 30, 1996 and 1995.

                                                     1996          1995
                                                  ----------     ---------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES
    Acquisition of Clay Equipment:
      Working capital acquired                                  $1,329,160
      Fair value of other assets acquired,
        principally property and equipment                       1,127,825

        Long-term debt assumed                                  (1,828,735)
                                                                ----------
                                                                $  628,250
                                                                ==========

        Issuance of common stock, 837,666 shares                $ (628,250)
                                                                ==========

                           TOP AIR MANUFACTURING, INC.


                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  Condensed Financial Statements

         The condensed balance sheet as of November 30, 1996 and the condensed statements of operations for the three months and six months ended November 30, 1996 and 1995 and the condensed statements of cash flows for the six months ended November 30, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 1996 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1996 Annual Report to Shareholders. The results of operations for the periods ended November 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.


Note 2.  Inventories

         Inventories consist of the following:


                                        November 30,          May 31,
                                           1996                1996
                                           ----                ----

         Finished Goods                 $2,883,237          $2,453,691
         Work in Process                    79,748              38,303
         Raw Materials and Supplies        468,356             143,808
                                        ----------          ----------
                                        $3,431,341          $2,635,802
                                        ==========          ==========

                           TOP AIR MANUFACTURING, INC.

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS

Net Sales:

  Net sales for the second quarter and six months ended November 30, 1996 were $1,317,629 and $3,207,748, which was a decrease of 48% and 19%, respectively, compared to sales for the same periods last year. The second quarter decrease was a result of the Company closing its facilities in Parkersburg, IA and Cedar Falls, IA and moving into the newly constructed plant in the Cedar Falls Industrial Park. The move, which was entirely completed during the second quarter, caused reduced shipments of wholegoods for a period of eight weeks. With the new facility beginning operation in the month of December, 1996, shipments rebounded to surpass the previous year by approximately $110,000. The Company feels confident that the shortfall is a temporary result of the move and the trend experienced in December will continue to increase during the third quarter. Total open orders on December 31, 1996 were $3.5 million compared to $1.5 million on the same date last year. The increased backlog is a result of a successful early order sales program for units to be delivered for the spring selling season. The decrease for the six month period was a result of the reasons mentioned above, offset by the first quarter increase from the timing of the Clay Equipment acquisition occuring on June 26, 1995.


Operating Costs & Expenses:

  The Company's cost of goods sold for the second quarter and six months ended November 30, 1996 decreased to 71% and 70% compared to 74% and 75% for the same periods of the previous year. The decreases were a result of fixed overhead expenses being reduced during the down time of the move, the majority of the moving expenses being borne by local and federal agencies and the elimination of duplication of efforts from operating out of two facilities.

  Operating expenses decreased to $620,127 and increased to $1,263,742 for the second quarter and six months ended November 30, 1996 compared to $621,834 and $1,158,830 for the same periods last year. The increase for the six month period primarily resulted from incremental expenses incurred from the timing of the acquisition of Clay Equipment as mentioned above.

                         TOP AIR MANUFACTURING, INC.


  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS

Interest Expense:

  Interest expense decreased 49% to $27,607 from $53,830 for the second quarter and 41% to $51,192 from $86,237 for the six months ended November 30, 1996. The decrease was due to lower levels of short-term and long-term debt outstanding during the period.


Income Tax Expense:

  The income tax credits of $84,350 and $2,300 for the quarters ended November 30, 1996 and 1995 and $103,450 and $74,300 for the six months ended November 30, 1996 and 1995, represent the benefit that would be received if the loss for the periods were carried back to reclaim income tax paid in prior years.


Material Changes in Financial Position:

  The Company's loss from operations of $187,678 combined with net purchases of fixed assets of approximately $500,000, (net of depreciation), offset by an increase in trade receivables and inventories of approximately $120,000 that were funded by long-term line of credit, resulted in a decrease in working capital of $536,950.

Liquidity and Capital Resources:

  At November 30, 1995 the Company had working capital of $3,191,840, an increase of $252,767 over a year ago and a decrease of $536,950 since May 31, 1996. The increase from a year ago is primarily a result of $249,350 of equipment that was reclassified to current assets held for sale. The increase since May 31, 1996 is described above. The current ratio decreased to 2.67 from 3.43 at May 31, 1996. The Company anticipates no significant outlays for property and equipment in the foreseeable future. The Company believes it has access to sufficient working capital for its present and foreseeable future.

                           TOP AIR MANUFACTURING, INC.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits


            Exhibit Number
            ------------

            (11)  Statement re computation of loss per common share


        (b) There were no reports on Form 8-K filed for the quarter ended November 30, 1996.


SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        TOP AIR MANUFACTURING, INC.
                                               (Registrant)


Date    January 14, 1997                 /s/ Steven R. Lind
                                         ----------------------------------
                                             Steven R. Lind
                                             Principal Executive Officer


Date    January 14, 1997                /s/ Steven F. Bahlmann
                                        -----------------------------------
                                            Steven F. Bahlmann
                                            Principal Financial Officer