Form 10QSB
period 1997-02-28
TOP AIR MANUFACTURING INC
filed 1997-04-14
CIK 355469

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)
{X} Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly Period ended February 28, 1997

         or

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

5,164,765 Common Shares were outstanding as of March 31, 1997.

                           TOP AIR MANUFACTURING, INC.


                                      INDEX


PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements:

    Condensed consolidated balance sheets,
       February 28, 1997 (unaudited)
        and May 31, 1996                                             1

    Unaudited condensed consolidated statements of
       operations three months and nine months ended
        February 28, 1997 and February 29, 1996                      2

    Unaudited condensed consolidated statements of
       cash flows, nine months ended February 28, 1997
        and February 29, 1996                                    3 & 4

    Notes to condensed consolidated financial statements
     (unaudited)                                                 5 & 6

    Unaudited condensed pro forma statement of income
        three months ended February 28, 1997                         7

    Notes to condensed pro forma statements (unaudited)              7

  Item 2. Management's Discussion and Analysis or
          Plan of Operation                                      8 & 9


PART II. OTHER INFORMATION

  Item 2. Changes in Securities                                     10

  Item 6. Exhibits and Reports of Form 8-K                     10 & 11


                          TOP AIR MANUFACTURING, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

     ASSETS

                                                             FEBRUARY 28,          MAY 31,
                                                                1997                1996*
                                                             ------------        ----------

CURRENT ASSETS
   Cash and cash equivalents                                 $   33,390          $     517
   Trade receivables, net of
     allowance for doubtful
     accounts February 28, 1997
     $211,500; May 31, 1996 $167,000                          3,480,190          1,564,968
   Inventories (Note 2)                                       4,437,731          2,635,802
   Equipment held for sale                                           --            755,546
   Other current assets                                         325,564            309,110
                                                              ---------          ---------
          Total Current Assets                                8,276,875          5,265,943
                                                              ---------          ---------
LONG TERM RECEIVABLES AND OTHER ASSETS
    Notes receivable, net of current
    portion                                                     152,328            160,216
  Other assets                                                   96,687             65,920
                                                              ---------          ---------
                                                                249,015            226,136
                                                              ---------          ---------
PROPERTY AND EQUIPMENT, at cost,
  less accumulated depreciation
  February 28, 1997 $1,117,707;
  May 31, 1996 $967,939                                       2,327,404          1,007,653
                                                              ---------          ---------

INTANGIBLES, primarily goodwill                               1,202,334                 --
                                                              ---------          ---------
                                                            $12,055,628         $6,499,732
                                                            ===========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term debt                                          $ 1,610,895          $   81,497
  Other Liabilities and accrued items                        2,322,054           1,455,656
                                                           -----------          ----------

    Total Current Liabilities                                3,932,949           1,537,153
                                                           -----------          ----------
LONG-TERM DEBT                                               2,191,835             830,111
                                                           -----------          ----------
STOCKHOLDERS' EQUITY
  Common stock                                                 322,735              250,860
  Additional paid-in capital                                 2,898,105            1,388,730
  Retained earnings                                          2,729,695            2,512,569
                                                            ----------          -----------
                                                             5,950,535            4,152,159
  Less cost of treasury stock                                   19,691               19,691
                                                            ----------          -----------
                                                             5,930,844            4,132,468
                                                            ----------          -----------
                                                           $12,055,628           $6,499,732
                                                           ===========          ===========

*Condensed from Audited Financial Statements.

See notes to Condensed Financial Statements.

                           TOP AIR MANUFACTURING, INC.

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                              Three Months Ended          Nine Months Ended
                           February 28, February 29,   February 28, February 29,
                               1997          1996          1997         1996
                           -----------  -----------    -----------  -----------

Net Sales                  $4,449,473    $3,409,863    $7,657,221    $7,376,928
                           ----------    ----------    ----------    ----------

Costs and Expenses

  Cost of goods
  sold                      3,006,265     2,312,944     5,262,929     5,271,284

  Selling and
   administrative
   expenses                   717,423       590,152     1,796,043     1,577,507

  Research and
   development
   expenses                   115,504        97,805       300,626       269,280

  Interest
   expense                     52,593        57,641       103,785       143,878
                               ------        ------       -------       -------
                            3,891,785     3,058,542     7,463,383     7,261,949
                            ---------     ---------     ---------     ---------
                              557,688       351,321       193,838       114,979

Other Income                   69,052        20,918       141,774        66,627
                               ------        ------       -------        ------

  Income before
   Income Taxes               626,740       372,239       335,612       181,606

    Income Taxes              221,936       145,100       118,486        70,800
                              -------       -------       -------        ------

  Net Income               $  404,804    $  227,139    $  217,126    $  110,806
                           ==========    ==========    ==========    ==========

Earnings
per Common Share           $      .09    $      .06    $      .05    $      .03
                           ==========    ==========    ==========    ==========

Weighted Average
Number of Shares            4,670,431     4,071,349     4,282,510     3,993,154
                            =========     =========     =========     =========


See Notes to Condensed Financial Statements.

                          TOP AIR MANUFACTURING, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Nine Months Ended February 28, 1997 and February 29, 1996


                                                1997             1996
                                              --------         --------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash (used in) operating
    activities                               $(1,352,861)    $  (803,598)
                                              ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of equipment               909,971          63,950
  Purchase of property and equipment            (945,448)       (224,534)
  Payments received on long-term
    notes receivable                               7,513          15,009
    Other                                        (30,767)             --
                                               ---------       ---------

Net cash (used in) investing
  activities                                     (58,731)       (145,575)
                                               ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term borrowings          1,761,000       3,673,100
  Proceeds from long-term borrowings           2,897,445       1,900,000
  Principal payments on short term
    borrowings                                  (795,000)     (2,620,100)
  Net proceeds from issuance of common
    stock February 28, 1997 none;
    February 29, 1996 1,666 shares                    --           1,291
  Principal payments on long-term
    borrowings                                (2,418,980)     (2,399,794)
  Purchase of common stock for the
    treasury                                          --         (19,691)
                                               ---------       ---------
Net cash provided by financing
  activities                                   1,444,465         534,806
                                               ---------       ---------
Increase (decrease) in Cash and
  Cash Equivalents                                32,873        (414,367)


CASH AND CASH EQUIVALENTS
  Beginning                                          517         414,748
                                               ---------       ---------

  Ending                                     $    33,390     $       381
                                             ===========     ===========


See notes to Condensed Financial Statements.

                           TOP AIR MANUFACTURING, INC.

      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Nine months
                 Ended February 28, 1997 and February 29, 1996.

                                                     1997             1996
                                                  ----------       -----------
    SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
      AND FINANCING ACTIVITIES
        Acquisition of Ficklin Machine:
          Working capital acquired                $1,155,069
          Fair value of other assets acquired,
            principally goodwill and property
            and equipment                          1,822,838

          Long-term debt assumed                  (1,396,657)
                                                  ----------
                                                  $1,581,250
                                                  ==========

          Issuance of common stock,
            1,150,000 shares                      $1,581,250
                                                  ==========




        Acquisition of Clay Equipment:
          Working capital acquired                                  $1,329,160
                 Fair value of other assets acquired,
            principally property and equipment                       1,127,825

                 Long-term debt assumed                             (1,828,735)
                                                                    ----------
                                                                    $  628,250
                                                                    ==========
                 Issuance of common stock,
                    837,666 shares                                  $ (628,250)
                                                                    ==========

                           TOP AIR MANUFACTURING, INC.


                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1.  Condensed Financial Statements

          As a result of the acquisition of Ficklin Machine Co. (Note 3) which was accounted for under the purchase method, the condensed financial statements as of February 28, 1997, and for the three months and nine months ended February 28, 1997 have been presented on a consolidated basis. All prior period condensed financial statements include only financial information of Top Air Manufacturing, Inc. All significant intercompany accounts and transactions have been eliminated.

          The condensed consolidated balance sheet as of February 28, 1997 and the condensed consolidated statements of operations for the three months and nine months ended February 28, 1997 and February 29, 1996 and the condensed consolidated statements of cash flows for the nine months ended February 28, 1997 and February 29, 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 28, 1997 and for all periods presented have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1996 Annual Report to Shareholders. The results of operations for the periods ended February 28, 1997 and February 29, 1996 are not necessarily indicative of the operating results for the full year.


Note 2.  Inventories

         Inventories consist of the following:


                                       February 28,                  May 31,
                                           1997                       1996
                                       -----------                 ----------
         Finished Goods                 $3,792,171                 $2,453,691
         Work in Process                   385,236                     38,303
         Raw Materials and Supplies        260,324                    143,808
                                        ----------                 ----------
                                        $4,437,731                 $2,635,802
                                        ==========                 ==========

                           TOP AIR MANUFACTURING, INC.


                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 3.  Acquisition

          On January 15, 1997 the Company acquired all of the assets of Ficklin Machine Co., Inc. of Onarga, Illinois, indirectly by acquiring all of the issued and outstanding stock of Ficklin in exchange for 1,150,000 shares of the Company's common stock. As a result, Ficklin became a wholly-owned subsidiary of the Company.

          The transaction was accounted for using the purchase method of accounting. The Company currently intends to continue the business of Ficklin in substantially the manner as conducted before the transaction.

                          TOP AIR MANUFACTURING, INC.

              PRO FORMA CONDENSED STATEMENT OF INCOME (UNAUDITED)
                        3 MONTHS ENDED FEBRUARY 28, 1997





                                                     PRO FORMA     PRO FORMA
                              TOP AIR    FICKLIN    ADJUSTMENTS    COMBINED


REVENUE                     $2,571,365   $598,711   $   --       $3,170,076
                            ----------   --------   ----------   ----------

INCOME FROM CONTINUING
 OPERATIONS                    421,974    (74,623)    3,867 (2)
                            ----------   --------     7,114 (3)
                                                    (18,762)(4)     339,570
                                                    -----------  ----------
NET INCOME                  $  421,974   $(74,623)  $(7,781)     $  339,570
                            ==========   ========   ===========  ==========

EARNINGS PER SHARE          $      .08   $   (.01)  $   .00      $      .07
                            ==========   ========   ===========  ==========


See notes to unaudited pro forma statements of income below.





NOTES TO UNAUDITED PRO FORMA STATEMENTS OF INCOME


(1) Information for the three month period ended February 29, 1996 is not presented because the date of inception for Ficklin Machine Co. was not until March 6, 1996.

(2) To eliminate interest expense on note payable converted to additional paid-in capital.

(3) To eliminate amortization of Ficklin Machine goodwill.

(4) To amortize goodwill acquired over a 15 year period using the straight-line method.

                           TOP AIR MANUFACTURING, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS

Net Sales:

          Net sales for the third quarter and nine months ended February 28, 1997 were $4,449,473 and $7,657,221, which were increases of 30% and 4% respectively, compared to sales for the same periods last year. The increase for the third quarter was a result of two factors. First, there were increased shipments of whole goods which reduced the backlog created in the second quarter during the time the Company moved into the new facility as discussed in the November 30, 1996 10-QSB. Secondly, incremental sales of $396,584 of Ficklin Machine were included since the date of acquisition. The increase for the nine month period was a result of the increases for the first and third quarters, offset by the decrease resulting from the production shutdown during the Company's move into the new facility during the second quarter. The majority of the backlog difference reported in the November 30, 1996 10-QSB has been recouped. However, orders continue to be strong as the Company enters the fourth quarter. Backlog on March 31, 1997 was $1.5 million compared to $1.0 million on the same date last year.


Operating Costs & Expenses:

          The Company's ratio of cost of goods sold to net sales for the third quarter ended February 28, 1997 remained constant at 68% and decreased to 69% from 71% for the nine months ended February 28, 1997 compared to the same periods of the previous year. The decrease is a result of fixed overhead expenses being reduced during the production shutdown during the Company's move to the new facility, local and federal agencies absorbing the majority of the expenses associated with the move to the new facility, and the elimination of the inefficiences in operating two facilities.

          Operating expenses increased to $832,927 and $2,096,669 for the third quarter and nine months ended February 28, 1997, compared to $687,957 and $1,846,787 for the same periods last year. The increases for both periods resulted primarily from incremental expenses from the acquisition of Ficklin Machine and the nine month period was also increased as a result of incremental expenses incurred from the timing of the acquisition of Clay Equipment as previously mentioned.

                           TOP AIR MANUFACTURING, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS

Interest Expense:

          Interest expense decreased 9% to $52,593 from $57,641 for the third quarter and 28% to $103,785 from $143,878 for the nine months ended February 28, 1997. The decreases were due to lower levels of short-term and long-term debt outstanding during the period.

Material Changes in Financial Position:

          The Company's working capital was positively impacted by income from operations of $217,126 combined with an approximate increase of $1,200,000 in working capital resulting from the Ficklin Machine acquisition. These increases were offset by equipment held for sale of $755,546, that was sold and the proceeds used to purchase replacement fixed assets. These changes resulted in an increase in working capital of $615,136 for the nine months ended February 28, 1997.

Liquidity and Capital Resources:

          At February 28, 1997, the Company had working capital of $4,343,926, an increase of $1,230,013 from a year ago and an increase of $615,136 since May 31, 1996. The increase from a year ago is primarily a result of approximately $1,200,000 of working capital picked up with the acquisition of Ficklin Machine on January 15, 1997. The increase since May 31, 1996 is described in the changes in financial position, above. The current ratio decreased to 2.10 from 3.43 at May 31, 1996. The Company currently intends to continue the business of Ficklin Machine in substantially the manner as conducted prior to the acquisition and the Company anticipates no other significant outlays for property and equipment in the foreseeable future. The Company believes it has access to sufficient working capital for its present and foreseeable future.

                           TOP AIR MANUFACTURING, INC.

                           PART II. OTHER INFORMATION

Item 2. Sales of unregistered securities

          (a) On January 15, 1997 the Company issued 1,150,000 unregistered shares of no par common stock in connection with the acquisition of Ficklin Machine Co. The sale of these shares was exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) thereof and Regulation D thereunder.

Item 6. Exhibits and Reports on Form 8-K

          (a)   Exhibits


                      Exhibit Number
                      --------------

            (11) Statement re computation of earnings per common share


          (b)   Reports on Form 8-K

                Form 8-K dated January 15, 1997 and filed January 24, 1997 reported that the Company has acquired all of the issued and outstanding stock of Ficklin Machine Company in exchange for 1,150,000 shares of Company's no par common stock.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      TOP AIR MANUFACTURING, INC.
                                      (Registrant)


Date  April 14, 1997                  /s/    Steven R. Lind
                                      --------------------------------
                                      Steven R. Lind
                                      President and Chief Executive Officer;
                                      Principal Executive Officer


Date  April 14, 1997                  /s/    Steven F. Bahlmann
                                      --------------------------------
                                      Steven F. Bahlmann
                                      Controller; Chief Accounting
                                      Officer