Form 10KSB
period 1997-05-31
TOP AIR MANUFACTURING INC
filed 1997-08-29
CIK 355469

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended May 31, 1997.

|_|      Transition report under Section 13 or 15(d) of the Securities  Exchange
         Act  of  1934.  For  the  transition   period  from   _____________  to
         ______________.

Commission file number 0-10571

                           TOP AIR MANUFACTURING, INC.
         (Name of Small Business Registrant as Specified in its Charter)

                Iowa                                  42-1155462
    (State or Other Jurisdiction of                 (I.R.S. Employer
     Incorporation or Organization)                 Identification No.)

         317 Savannah Park Road
        Cedar Falls, Iowa                                 50613
(Address of Principal Executive Offices)                (Zip Code)

                                 (319) 268-0473
              (Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  None
Securities registered under Section 12(g) of the Act: Common Stock, no par value

Check if the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The Registrant's revenues for its most recent fiscal year are $13,802,266.

The aggregate market value of the voting stock held by non-affiliates was approximately $4,032,669 as of August 25, 1997. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.) The Registrant had 5,164,765 shares of common stock outstanding as of August 25, 1997.

Portions of the definitive proxy statement of the Registrant for the Registrant's 1997 annual meeting of shareholders, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than September 28, 1997 (120 days after the end of the Company's most recently completed fiscal year), are hereby incorporated by reference into Items 9, 10, 11 and 12 of Part III hereof.

                                TABLE OF CONTENTS

                                     PART I

                                                                         Page

ITEM 1.       Description of Business                                      3

ITEM 2.       Description of Property                                      7

ITEM 3.       Legal Proceedings                                            7

ITEM 4.       Submission of Matters to a Vote of Security Holders          8




                                 PART II

ITEM 5.       Market for Common Equity and Related Stockholder Matters     8

ITEM 6.       Management's Discussion and Analysis of Financial Condition  9

ITEM 7.       Financial Statements                                        12

ITEM 8.       Changes In and Disagreements With Accountants on
                Accounting and Financial Disclosures                      12


                                PART III

ITEM 13.      Exhibits and Reports on Form 8-K                            12

This information contained in this Form 10-KSB includes statements regarding matters that are not historical facts (including statements as to the beliefs or expectations of the Company) which are forward-looking statements within the meaning of the federal securities laws. Because such forward-looking statements include risks and uncertainties the Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections captioned "Description of Business," "Management's Discussion and Analysis of Financial Condition" and those factors discussed in Exhibit 99.

                                     PART I

                        Item 1 - Description of Business

General

         Top Air Manufacturing, Inc. (hereinafter referred to as "Top Air" or the "Company") was incorporated under the laws of the State of Iowa in 1981. Top Air is engaged in the business of manufacturing several products used primarily in agricultural operations, including several types of agricultural sprayers, liquid manure handling equipment, grain carts and wagons, milking parlors, seed conveyors, feeding and forage equipment and a line of attachments and replacement parts for all of the products that the company manufactures. The Company currently manufactures its products in two facilities, one in Cedar Falls, Iowa and the other in Onarga, Illinois.

Acquisitions

         On January 15, 1997, Top Air acquired all of the assets of Ficklin Machine Co., Inc. ("Ficklin Machine"), indirectly by acquiring all of the issued and outstanding stock of Ficklin Machine from Wayne W. Whalen in exchange for 1,150,000 shares of Top Air's no par value common stock. The Ficklin Machine acquisition was effected pursuant to a Share Exchange Agreement dated as of January 15, 1997. At the closing of the acquisition, Ficklin Machine became a wholly-owned subsidiary of Top Air. Ficklin Machine is a manufacturer of grain carts and wagons, augers, and lawn sprayers and has manufactured grain handling equipment for over thirty years. Nearly all of the assets of Ficklin Machine indirectly acquired constitute plant, equipment and other physical property used in the manufacture of Ficklin Machine's products. Top Air currently intends to continue the business of Ficklin Machine in substantially the same manner as before the acquisition.

         In June 1995, the Company acquired substantially all of the assets of Clay Equipment Corporation in exchange for 837,666 shares of the Company's no par value common stock and the assumption by the Company of certain liabilities of Clay Equipment Corporation.

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

         Grain Carts and Wagons. The Company manufactures a wide variety of agricultural grain handling equipment, including side and center unloading (gravity) wagons, ranging in size from 190 to 720 bushel capacity, and grain carts equipped with integral, folding 14 inch diameter augers, which range in size from 400 to 750 bushel capacity. The grain wagons consist of two basic units, the grain box and the wagon running gear, which can be sold together or separately. Grain carts are most commonly sold as complete units with large floatation tires.

         Grain carts are used in the farm fields during the harvest season to transport grain from the combine to nearby roads where the grain is transferred from the cart to trucks or grain wagons for transport to storage facilities. Carts are favored for use in the field because they are pulled by tractors and can be pulled across wet fields in which often trucks get stuck. Grain wagons can also be used during spring planting as seed tenders for grain drills and planters.

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

         Replacement Parts and Attachments. The Company stocks a full line of repair parts and attachments to fit all of the products that it manufactures. The Company distributes these parts to retailers and utilizes them in its own manufacturing processes. The Company has actively promoted these parts and has established itself as a major supplier in the replacement parts market.

         Other Products. The Company also custom manufactures products for other firms on a contract basis. Traditionally, these have been limited production runs of new designs.

Method of Distribution

         The Company has eleven salesmen and thirteen manufacturers' representatives calling upon dealers and distributors in seventeen states and Canada. The Company's efforts are ongoing to continue expanding its sales territory into additional states and to further enhance market penetration in the current marketing areas. The Company is selling its products primarily to implement dealers, farm supply stores and feed stores located primarily in lesser populated agricultural areas for resale to farmers, tradesmen and to the general public for commercial and individual use.

Seasonal Factors

         As a result of the Company's relocation to the new facility during the second quarter of fiscal 1997 and the acquisition of Ficklin Machine, approximately 75% of the 1997 sales volume occurred during the last six months of the fiscal year. It is anticipated that the addition of the Ficklin Machine product line will greatly reduce the seasonal effect experienced by the Company in the past because August through October are typically Ficklin Machine's strongest shipping months.

Competitive Conditions

         The Company competes with a large number of other agricultural equipment manufacturers and suppliers. The Company's products, however, are considered sufficiently different so that the Company can establish and maintain a market for its products. In addition, the Company offers a full line of sprayer products, liquid manure handling equipment, grain wagons and carts, milking parlors and feeding and forage equipment that add to the Company's ability to penetrate the market. The Company offers various dating and billing programs that allow the Company's dealers incentive to stock larger quantities of products without the necessity to commit financial resources several months in advance. This also allows the Company to plan its production on a more convenient basis.

Major Customers

         The Customer base is sufficiently broad that no customer accounts for 10% or more of the Company's sales.

Backlog Orders

         The Company had no material sales backlog as of May 31, 1997 or May 31, 1996. Because of the timing of its year end, the Company would normally have little or no sales backlog at the end of its fiscal year. See "Seasonal Factors."

Source and Availability of Raw Materials

         The Company purchases its raw materials from a number of suppliers. The Company has had no difficulty in obtaining component parts in the past and does not anticipate any difficulty in obtaining sufficient component parts and raw materials as production increases.

Patents and Trademarks

         The Company has received a design patent on the three-wheel sprayer, the master-link sprayer and the self-leveling boom, and has trademark registrations for Top-Air(R) and E-Z Boy(R). With its acquisition of Clay Equipment, the company now sells a line of agricultural spreaders under the registered trade name of "Better Built." While the Company believes that its patents and trademarks have significant value, the Company is not dependent upon patents, trademarks, service marks or copyrights.

Environmental Compliance

         The Company believes that it is presently in substantial compliance with all existing applicable environmental laws and does not anticipate that such compliance will have a material effect on its future capital expenditures, earnings or competitive position.

Employees

         On May 31, 1997, the Company's plant and executive offices employed 135 people on a full-time basis. Of this number, seven are executive officers and the remainder are sales representatives, office staff, production workers and truck drivers. Fifty full-time production workers are currently covered under a collective bargaining agreement with Local 1728 of the IAMAW (the "Union") which runs through June 30, 1998.

Research and Development

         Research and development costs incurred for the years ended May 31, 1997, 1996 and 1995 were $448,350, $400,916 and $173,791, respectively.
         Research and development activities consist primarily of wages paid for the design and testing of new equipment and improvements to existing equipment.

                        Item 2 - Description of Property

The Company completed its relocation to a newly constructed 85,000 square foot facility in November, 1996. The facility, which is located on nine acres of land in the Cedar Falls Industrial Park consists of one building containing the executive offices (approximately 7,000 square feet) and manufacturing area, assembly area and warehousing (approximately 78,000 square feet). The Company is leasing the facility from the City of Cedar Falls, Iowa for an initial term of 10 years with a 5-year renewal option on the part of the City, as lessor. The Company will have an option to buy the facility from the City for $1.3 million at the end of the lease term.

On May 27, 1997 the Company entered into a second lease with the City of Cedar Falls, Iowa for an additional four acres of land adjacent to the Industrial Park facility. Under the terms of the lease, the Company will lease the land for a period of two years at a lease rate of $1.00 per year. At the end of the lease term, the Company will have three options: (i) vacate the property; (ii) buy the property for $120,000; or (iii) agree to construct a new building or an addition to the existing building, with a minimum taxable value of $800,000. If the Company exercises the third option, the City will donate the land to the Company.

The Company purchased four buildings totaling 41,300 square feet on 8.5 acres of land in Onarga, Illinois in connection with the acquisition of Ficklin Machine. See "Acquisition". These facilities consist of one building containing executive offices (approximately 925 square feet) and manufacturing area (approximately 15,750 square feet) and three warehouses totaling approximately 24,625 square feet. The Onarga property is subject to a mortgage dated January 13, 1997 in the amount of $1,000,000 in favor of Norwest Bank Iowa, N.A. The Company believes all of its facilities are adequately insured.

During the fiscal year ended May 31, 1997, the Company sold all of its facilities in Parkersburg, Iowa. One property was sold for cash and the other was sold on a one year contract which is due in monthly installments with a balloon payment due March 1, 1998. There was no material gain or loss associated with the sale of these properties.

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

                                     PART II

        Item 5 - Market for Common Equity and Related Stockholder Matters

Market Information

         Top Air's common stock is quoted on the Nasdaq SmallCap Market under the symbol "TOPM." The Company's common stock was removed from quotation on the Nasdaq SmallCap Market on April 13, 1995 for failure to maintain a certain minimum bid price of the stock. The Company's common stock was approved for relisting on the Nasdaq SmallCap Market effective August 14, 1995.

         The table below lists the high and low bid prices for each quarterly period during the year ended May 31, 1996 and the high and low sales prices during the year end May 31, 1997. The high and low bid and sales prices from August 14, 1995 through May 31, 1997, during which time the Company's common stock was quoted on the Nasdaq SmallCap Market, were provided by the Nasdaq SmallCap Market, and the high and low bid prices from June 1, 1995 through August 13, 1995, were provided by the Company's market makers.

                                             Sales Price Range                          Bid Price Range
                                               Fiscal 1997                                 Fiscal 1996
                                             ----------------                           --------------
                                          High               Low                    High                Low
                                          ----               ---                    ----                ---

            1st Quarter                 $1.8750            $1.1875                $1.0000              $0.8750
            2nd Quarter                  1.8750             1.1875                 1.2500               0.8750
            3rd Quarter                  1.8750             1.1875                 1.3125               1.1875
            4th Quarter                  2.0000             1.3125                 1.4375               1.1250

         These quotations reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

Stockholders

         As of May 31, 1997 the Company had approximately 500 holders of record of the Company's common stock.

Dividends

         The holders of common shares are entitled to receive dividends when and as declared by the Board of Directors. Except for certain provisions in the Company's loan agreement with Norwest Bank Iowa, N.A. regarding the maintenance of certain working capital and tangible equity levels, there are no agreements that restrict dividend payments. The Company has never paid a cash dividend. Because the Company currently intends to retain any earnings to finance the development of its business, it does not anticipate payment of any cash dividends in the foreseeable future.

Recent Sales of Unregistered Stock

         In January 1997, the Company issued 1,150,000 shares of common stock to Wayne W. Whalen in connection with the Company's acquisition of Ficklin Machine Co., Inc. in a transaction exempt from registration pursuant to
         Section 4(2) of the Securities Act of 1933.

         Also in January 1997, the Company issued to Gregory Wilson a ten year option to purchase 50,000 shares of the Company's common stock at a price of $1.375 per share in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The option was granted as partial consideration in connection with certain services that Mr. Wilson rendered to the Company. The Company believes that the total value of the consideration paid was commensurate with the value of the services the Company received. The option is immediately exercisable and includes conditional registration rights.

      Item 6 - Management's Discussion and Analysis of Financial Condition

Overview

         The Company's growth in recent years has been bolstered by strategic acquisitions. The acquisitions of Ficklin Machine and Clay Equipment Corporation ("Clay Equipment") were completed on January 15, 1997 and June 26, 1995, respectively. Both acquisitions were accounted for under the purchase method of accounting, and accordingly, the results of operations have been included in the Company's financial statements commencing with the respective date of each acquisition. In addition to improving annual sales and earnings, it is anticipated that these acquisitions will substantially reduce the seasonality of the Company's operations by providing strong sales of grain harvesting equipment and livestock farming products during the first half of the Company's fiscal year which has been an historically weak sales period.

Results Of Operations

         Fiscal 1997 Compared to Fiscal 1996

         Net sales increased $2,173,336 to $13,802,266 in fiscal year 1997 which represents a 19% increase over 1996 sales of $11,628,930. This increase can be attributed to strong sales in spraying and manure handling equipment resulting from sales programs implemented during the year. In addition, incremental sales increased in connection with the acquisition of Ficklin Machine. The increases were offset by decreases in a number of product lines formerly sold by Clay Equipment that were sold off during the year to enable the Company to concentrate on products with the greatest potential for growth and profitability.

         The Company's gross margin increased to $4,566,239 in 1997 from $3,904,285 in 1996, a 17% increase, primarily due to increased sales volume. Gross margin as a percentage of sales decreased to 33.1% in 1997 from 33.6% in 1996. This decrease is due primarily to the incremental sales from the Ficklin Machine acquisition achieving a lower percentage of profit than Top Air has historically experienced. The margins experienced by Ficklin Machine in the spring months have typically been lower than their margins on an annual basis.

         Operating expenses increased $355,219 to $3,060,929 in 1997 which was a 13% increase from $2,705,710 in 1996. The increase was due to incremental expenses associated with the acquisition of Ficklin Machine and to the higher level of business. Operating expenses as a percentage of sales decreased to 22.2% in 1997 compared to 23.3% in 1996.

         Interest expense decreased $12,786 to $185,048 in 1997 which was a 6.5% decrease from $197,834 in 1996. The decrease was a net result of lower levels of operating debt carried throughout the year, offset by the additional debt assumed in connection with the purchase of Ficklin Machine. Interest expense as a percentage of sales decreased to 1.3% in 1997 from 1.7% in 1996.

         Income tax expense increased $109,269 to $482,275 in 1997 which was a 29.3% increase from $373,006 in 1996. The increase was primarily a result of higher earnings.

         Net income increased $179,988 to $857,376 in 1997 which was a 26.6% increase from $677,388 in 1996. Net income as a percentage of sales increased to 6.2% in 1997 from 5.8% in 1996.

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

         Liquidity

         The Company's working capital on May 31, 1997 was $5,140,589 which had increased from $3,728,790 in 1996 and $2,316,516 in 1995. Working capital increased primarily as a result of current assets being partially funded through earnings without the necessity to utilize short-term borrowings. The current ratio decreased to 2.90:1 in 1997 as compared to 3.43:1 in 1996 and 3.26:1 in 1995.

         Net cash used in operations for 1997 was $336,016, a decrease of $1,077,051 from the cash generated in 1996 of $740,990. The decrease was primarily a result of increasing levels in accounts receivable and inventories offset by improved earnings and higher accounts payable.

         Net cash provided by investing activities in 1997 was $53,062, a decrease of $66,836 from the cash generated in 1996 of $119,898. The decrease resulted from the net change in property and equipment associated with the relocation to the new facility and the acquisition of Ficklin Machine offset by the net change in long-term receivables.

         Net cash provided by financing activities in 1997 was $546,000, an increase of $1,821,119 from the cash used in 1996 of $1,275,119. The increase was due to borrowings to fund working capital needs in connection with the purchase of Ficklin Machine.

         The Company intends to use cash generated from operations and short-term bank loans to fund fiscal 1998 cash requirements. As of May 31, 1997, the Company had a $4,000,000 line of credit from a bank pursuant to a credit and security agreement originally dated January 13, 1997 which expires November 30, 1997 and bears interest at the prime rate (8.5% as of May 31, 1997). The Company had outstanding letters of credit of $250,000 under terms of this agreement. As of May 31, 1997, there was $432,000 outstanding under the Company's line and letters of credit.

         The Company has working capital requirements due primarily to the need to maintain inventories and to finance accounts receivable. The Company believes it has access to sufficient working capital for its present and immediately foreseeable working capital requirements. The Company anticipates that it will be borrowing funds seasonally, as the need arises.

Capital Resources

         In October, 1996 the Company moved into a new building being constructed by the City of Cedar Falls, Iowa. The Company is leasing the Facility for an initial term of 10 years (with a renewable five year option on the part of the City) at an annual rental of $200,664 (which includes real estate taxes), and the Company will be responsible for the payment of all utilities, insurance and maintenance. The Company will have an option to buy the facility for $1.3 million at the end of the lease term.

                          Item 7 - Financial Statements

The financial statements of the Company are included herein as a separate section of this Report which begins on page F-1.

             Item 8 - Changes In and Disagreements with Accountants
                     On Accounting and Financial Disclosure

Not Applicable.

                                    PART III

                             Items 9, 10, 11 and 12

The information called for by Items 9, 10, 11 and 12 is incorporated by reference to the definitive proxy statement for the 1997 Annual Meeting of Shareholders of the Company (which involves the election of Directors), which will be filed with the Commission not later than September 28, 1997 (120 days after the end of the Company's most recently completed fiscal year).

                   Item 13 - Exhibits and Reports on Form 8-K

(a)      Exhibits

         See Index to Exhibits of this Report.

(b)      Reports on Form 8-K

         A report on Form 8-K was filed with the Commission dated January 24, 1997 disclosing the acquisition of Ficklin Machine on January 15, 1997.

         A report on Form 8-K/A was filed with the  Commission  dated  March 27,
         1997  providing   unaudited  pro  forma  information   related  to  the
         acquisition of Ficklin Machine.

                           TOP AIR MANUFACTURING, INC.
                                FINANCIAL REPORT
                                  MAY 31, 1997



                            INDEX TO FINANCIAL REPORT

                                                                      Page

INDEPENDENT AUDITOR'S REPORT                                           F-1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance sheets                                     F-2 to F-3
Consolidated Statements of income                                      F-4
Consolidated Statements of stockholders' equity                        F-5
Consolidated Statements of cash flows                           F-6 to F-7
Notes to consolidated financial statements                     F-8 to F-18

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Top Air Manufacturing, Inc.
Cedar Falls, Iowa

We have audited the accompanying consolidated balance sheets of Top Air Manufacturing, Inc. and subsidiary as of May 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended May 31, 1997, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Top Air Manufacturing, Inc. and subsidiary as of May 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended May 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.


[GRAPHIC OMITTED]


Waterloo, Iowa
July 28, 1997


TOP AIR MANUFACTURING, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
May 31, 1997 and 1996


ASSETS (NOTE 3)                                                               1997                 1996
------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                          $        263,518     $            517
  Trade receivables, less allowance for doubtful
    accounts 1997 $165,000; 1996 $167,000                                   3,344,742            1,564,968
  Current portion of long-term notes receivable (Note 4)                      198,013               10,578
  Inventories (Note 2)                                                      3,885,154            2,635,802
  Prepaid expenses                                                            102,571              154,032
  Deferred income taxes (Note 5)                                               52,000               13,000
  Equipment held for sale (Note 10)                                                 -              755,546
  Other receivables (Note 10)                                                       -              131,500
                                                                     ----------------     ----------------
            Total current assets                                            7,845,998            5,265,943
                                                                     ----------------     ----------------

Long-Term Receivables and Other Assets
  Notes receivable, net of current portion (Note 4)                           149,132              160,216
  Deferred income taxes (Note 5)                                              111,500               65,000
  Goodwill (Note 10)                                                        1,138,081                   -
  Other assets                                                                 81,627                  920
                                                                     ----------------     ----------------
                                                                            1,480,340              226,136
                                                                     ----------------     ----------------

Property and Equipment
  Land and improvements                                                        65,286               67,550
  Buildings                                                                   350,450              454,933
  Machinery and equipment                                                   1,599,591              737,345
  Transportation equipment                                                    546,045              531,785
  Office equipment                                                            280,680              183,979
                                                                     ----------------     ----------------
                                                                            2,842,052            1,975,592
  Less accumulated depreciation                                               782,912              967,939
                                                                     ----------------     ----------------
                                                                            2,059,140            1,007,653
                                                                     ----------------     ----------------

                                                                     $     11,385,478     $      6,499,732
                                                                     ================     ================

See Notes to Financial Statements.


LIABILITIES AND STOCKHOLDERS' EQUITY                                               1997                   1996
-------------------------------------------------------------------------------------------------------------------
Current Liabilities
  Notes payable (Note 3)                                                     $        432,000     $              -
  Current maturities of long-term debt (Note 3)                                       361,778               81,497
Accounts payable                                                                      885,076              558,294
  Accrued salaries and bonuses, including amounts
    due to officers 1997 $205,844; 1996 $89,292                                       475,485              239,269
  Accrued commissions payable                                                         184,585              175,433
  Other accrued expenses, including amounts due to
    officers and related party 1997 $6,000; 1996 $7,210                                74,670              336,304
  Income taxes payable (Note 5)                                                       291,815              146,356
                                                                             ----------------     ----------------
           Total current liabilities                                                2,705,409            1,537,153
                                                                             ----------------     ----------------

Long-Term Debt (Note 3)                                                             2,108,381              830,111
                                                                             ----------------     ----------------


Commitments (Notes 6 and 11)

Stockholders' Equity (Note 3)
  Capital stock, common, no par value; stated value $.0625 per share;
    authorized 20,000,000 shares; issued 1997
    5,164,765 shares; 1996 4,013,765 shares (Note 6)                                  322,798              250,860
  Additional paid-in capital                                                        2,898,636            1,388,730
  Retained earnings                                                                 3,369,945            2,512,569
                                                                             ----------------     ----------------
                                                                                    6,591,379            4,152,159
  Less cost of common stock reacquired for the treasury
    1997 and 1996 29,217 shares                                                        19,691               19,691
                                                                             ----------------     ----------------

                                                                             $      6,571,688     $      4,132,468
                                                                             ----------------     ----------------

                                                                             $     11,385,478     $      6,499,732
                                                                             ================     ================

TOP AIR MANUFACTURING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
Years Ended May 31, 1997, 1996 and 1995

                                                                  1997              1996               1995
----------------------------------------------------------------------------------------------------------------

Net sales                                                 $    13,802,266    $    11,628,930    $    66,215,866

Cost of goods sold                                              9,236,027          7,724,645          4,042,058
                                                          ---------------    ---------------    ---------------

          Gross profit                                          4,566,239          3,904,285          2,173,808
                                                          ---------------    ---------------    ---------------

Operating expenses:
  Selling                                                       1,524,782          1,403,264            869,373
  Provision for doubtful accounts                                 (31,208)             6,572             11,039
  Other general and administrative, including
    amounts paid to related parties 1997,
    1996 and 1995 $48,000 (Note 7)                              1,567,355          1,295,874            593,516
                                                          ---------------    ---------------    ---------------
                                                                3,060,929          2,705,710          1,473,928
                                                          ---------------    ---------------    ---------------

          Operating income                                      1,505,310          1,198,575            699,880
                                                          ---------------    ---------------    ---------------

Financial income (expense):
  Interest income                                                  19,389             49,653              8,281
  Interest expense                                               (185,048)          (197,834)          (100,584)
                                                          ---------------    ----------------------------------
                                                                 (165,659)          (148,181)           (92,303)
                                                          ---------------    --------------- ------------------

          Income before income taxes                            1,339,651          1,050,394            607,577

Federal and state income taxes (Note 5)                           482,275            373,006            236,565
                                                          ---------------    ---------------    ---------------

          Net income                                      $       857,376    $       677,388    $       371,012
                                                          ===============    ===============    ===============

Earnings per common and common
  equivalent share (Note 9)                               $          0.19    $          0.17    $          0.12
                                                          ===============    ===============    ===============



See Notes to Financial Statements.

TOP AIR MANUFACTURING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended May 31, 1997, 1996 and 1995

-----------------------------------------------------------------------------------------------------------------------
                                                Capital          Additional
                                                 Stock,            Paid-In       Retained      Treasury
                                                Issued             Capital       Earnings        Stock            Total
                                                ------             -------       --------        -----            -----


Balance, May 31, 1994                     $   198,381      $   840,700     $ 1,220,659    $         -      $ 2,259,740
  Net income                                        -                -         243,510              -          243,510
                                      -------------------------------------------------------------------------------------
Balance, May 31, 1995                         198,381          840,700       1,464,169              -        2,503,250
  Net income                                        -                -         371,012              -          371,012
  Issuance of 333 shares of
    common stock upon the
    exercise of options                            21              177               -              -              198
                                      ------------------------------------------------------------------------------------
Balance, May 31, 1995                         198,402          840,877       1,835,181              -        2,874,460
  Net income                                        -                -         677,388              -          677,388
  Issuance of 837,666 shares
    of common stock for the
    purchase of Clay Equipment
    Corporation  (Note 10)                     52,354          546,666               -              -          599,020
  Issuance of 1,666 shares
    of common stock upon the
    exercise of options                           104            1,187               -              -            1,291
  Purchase of 29,217 shares
    of common stock for the
    treasury                                        -                -               -         (19,691)         (19,691)
                                      ---------------------------------------------------------------------------------------
Balance, May 31, 1996                     $   250,860      $ 1,388,730     $ 2,512,569      $  (19,691)       $ 4,132,468
  Net income                                       -                -          857,376             -           857,376
  Issuance of 1,150,000 shares
    of common stock for the
    purchase of Ficklin Machine
    Co. (Note 10)                              71,875        1,509,375              -              -         1,581,250
  Issuance of 1,000 shares
    of common stock upon
    exercise of options                            63              531              -              -               594
                                         -----------------------------------------------------------------------------

                                            $ 322,798       $2,898,636     $ 3,369,945      $ (19,691)     $ 6,571,688
                                            ==========================================================================

See Notes to Financial Statements.

TOP AIR MANUFACTURING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended May 31, 1997, 1996 and 1995

                                                                     1997              1996                1995
----------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net income                                                     $  857,376       $   677,388        $    371,012
  Adjustments to reconcile net income to
  net cash provided by (used in) operating
  activities:
    Depreciation                                                    331,021           268,933             159,379
    Amortization                                                     32,275               112                 112
    Deferred income taxes                                           (87,000)          159,000              29,300
    (Gain) on sale of equipment                                     (79,921)          (16,220)            (17,431)
    Change in assets and liabilities,
      net of the  effects of the business
      acquisitions (Note 10):
      (Increase) decrease in:
        Trade receivables                                        (1,500,679)          (74,289)           (207,184)
        Inventories                                                 (41,043)          305,413            (334,845)
        Prepaid expenses                                             50,630           (87,242)             (3,806)
      Increase (decrease) in:
        Accounts payable and accrued expenses                      (125,765)         (448,399)             81,663
        Income taxes payable                                        227,045           (43,706)             51,428
                                                               ------------      -------------      -------------
          Net cash provided by (used in)
          operating activities                                     (336,061)          740,990             129,628
                                                                ------------    -------------       -------------

Cash Flows From Investing Activities
  Proceeds from sale of equipment                                 1,135,312            67,450              70,050
  Purchase of property and equipment                               (996,927)         (442,464)           (325,173)
  Payments received on long-term
    notes and other receivable                                      148,149           540,076              23,271
  Disbursements on notes receivable                                (193,000)              -                  -
  Increase in intangible and other assets                           (40,472)          (45,164)            (72,702)
                                                                ------------     -------------       -------------
          Net cash  provided by (used in)
            investing activities                                     53,062           119,898            (304,554)
                                                               ------------     -------------        -------------

Cash Flows from Financing Activities
  Proceeds from short-term borrowings                             7,049,000         5,268,100           3,310,000
  Principal payments on short-term borrowings                    (6,617,000)       (5,268,100)         (3,310,000)
  Proceeds from long-term borrowings                              1,388,444         3,562,700             360,000
  Principal payments on long-term borrowings                     (1,275,038)       (4,819,419)           (210,765)
  Purchase of common stock for the treasury                              -            (19,691)                  -
  Proceeds from issuance of common stock                                594             1,291                 198
                                                               ------------
          Net cash provided by (used in)
            financing activities                                    546,000        (1,275,119)            149,433
                                                               ------------      -------------      -------------

                                                      (Continued)


CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended May 31, 1997, 1996 and 1995

                                                                      1997              1996              1995
-----------------------------------------------------------------------------------------------------------------------
          Increase (decrease) in cash
            and cash equivalents                                    263,001          (414,231)            (25,493)

Cash and Cash Equivalents
  Beginning                                                             517           414,748             440,241
                                                                  ---------         ---------        ------------
  Ending                                                          $ 263,518         $     517        $    414,748
                                                                  =========         =========        ============

Supplemental Disclosures of Cash Flow
  Information
    Cash payments for:
      Interest                                                    $ 173,334      $    195,193        $     99,341
                                                                  =========      ============      ==============
      Income Taxes                                                $ 344,029      $    257,712        $    155,837
                                                                  =========      ============      ==============

Supplemental Schedule of Noncash Investing
  and Financing Activities
Acquisition of Ficklin Machine Co., Inc.
  (Note 10):
    Working capital acquired                                   $  1,075,457
    Fair value of other assets acquired,
      principally goodwill and property and
      equipment                                                     775,015
    Goodwill                                                      1,125,753
    Long-term debt assumed                                       (1,394,975)
                                                               $  1,581,250

    Issuance of 1,150,000 shares of common stock               $  1,581,250
                                                               ============


Acquisition of Clay Equipment Corporation
  (Note 10):
    Working capital acquired                                                     $  1,329,160
    Fair value of other assets acquired,
     principally equipment                                                          1,098,595
    Long-term debt assumed                                                         (1,828,735)
                                                                                 $    599,020

    Issuance of 837,666 shares of common stock                                    $  (599,020)
                                                                                  ============



See Notes to Financial Statements.

TOP AIR MANUFACTURING, INC. AND FICKLIN MACHINE CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Nature of Business and Significant Accounting Policies

Nature of business: The Company's operations consist of the design, manufacture and sale of agricultural equipment and repair and replacement parts to dealers located primarily in the midwestern states on credit terms that the Company establishes for individual customers.

Significant accounting policies:

    Principals of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Ficklin Machine Co., Inc. All significant intercompany accounts and transactions have been eliminated.

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

    Goodwill: Goodwill resulting from the Company's acquisition of Ficklin Machine Co., Inc. is being amortized over 15 years using the straight-line method and is periodically reviewed for impairment based upon an assessment of future operations to ensure that they are appropriately valued. Accumulated amortization on goodwill totaled $28,144 at May 31, 1997.

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

TOP AIR MANUFACTURING, INC. AND FICKLIN MACHINE CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Stock options issued to employees: In fiscal year 1997, the company adopted the provision of SFAS No. 123, "Accounting for Stock-Based Compensation", which establishes a fair value based method for the financial reporting of its stock-based employee compensation plans. However, as allowed by the new standard, the Company has elected to continue to measure compensation using the intrinsic value based method as prescribed by Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees." Under this method, compensation is measured as the difference between the market value of the stock on the grant date, less the amount required to be paid for the stock. The difference, if any, is charged to expense over the periods of service.

    Fair value of financial instruments: The carrying amount of cash and cash equivalents, trade receivables and accounts payable approximates fair value because of the short maturity of these instruments. The carrying amount of notes receivable and long-term debt approximate fair value because these instruments bear interest at approximate current rates available to the Company for similar borrowings.

    Recently issued accounting standards: In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of, which will require the Company to review for the impairment of long-lived assets and certain identifiable intangibles to be held and used by the Company whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted SFAS No. 121 during fiscal 1997 and the impact to the financial statements or the financial condition of the Company was not material.

    In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings per Share", and SFAS No. 129, "Disclosure of Information about Capital Structure". SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock. Its objective is to simplify the computation of earnings per share and to make the U.S. standard for computing earnings per share more compatible with the standards of other countries and with that of the International Accounting Standards Committee. SFAS No. 129 incorporates related disclosure requirements from APB Opinion No. 10, "Disclosure of Long-Term Obligations," and SFAS No. 47, "Disclosure of Long-Term Obligations," for entities that were subject to the requirements for those standards. Both statements are effective for fiscal years ending after December 15, 1997.

    In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements, and requires that these enterprises report selected information about operating segments in interim financial reports to shareholders. Both statements are effective for fiscal years beginning after December 15, 1997. The Company will adopt the statements effective June 1, 1998.

TOP AIR MANUFACTURING, INC. AND FICKLIN MACHINE CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The Company has not determined the effect adoption of the statements will have on its current financial statements.

Note 2.   Composition of Inventories

Inventories at May 31, 1997 and 1996 consisted of the following:

                                           1997                   1996
                                       ----------------------------------

     Raw materials                     $   206,833         $      143,808
     Work in process                       257,099                 38,303
     Finished goods                      3,421,222              2,453,691
                                       -----------          -------------
                                       $ 3,885,154          $   2,635,802
                                       ===========          =============

Note 3.   Pledged Assets and Related Debt

     The Company has a line of credit agreement with a bank which expires November 30, 1997, under which they may borrow up to $4,000,000 in current notes payable based on a percentage of inventory and trade receivables. Based on the levels of inventory and trade receivables, the total amount available could be borrowed under this agreement at May 31, 1997. The interest rate on advances under this agreement is the bank's prime rate (effective rate of 8.50% at May 31, 1997). Under the terms of this agreement, the Company has outstanding letters of credit as of May 31, 1997 of $250,000 for the benefit of certain vendors. The Company has borrowings on this line of $432,000 and none as of May 31, 1997 and 1996, respectively. (a)

Long-term debt at May 31, 1997 and 1996 consisted of the following:

                                                             Amount Owed
                                                         1997           1996
                                                         ----           ----

Line ofcredit,  bank,  borrowings bearing interest
    at  8.50%,   all  outstanding   principal  and
    interest due June 26, 2000. Under the terms of
    this  agreement  the Company is allowed to use
    excess cash to temporarily  pay down this loan
    and will be  allowed to borrow up to a maximum
    available  credit  established by the bank. At
    May 31, 1997 there are no  additional  amounts
    that could be borrowed  under this  agreement.
    This borrowing  limit  decreases  quarterly to
    approximately  $900,000 at the maturity of the
    agreement. (a)                                    $1,295,344    $  689,700

TOP AIR MANUFACTURING, INC. AND FICKLIN MACHINE CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Notepayable,  bank,  due in  monthly  installments
    and  $15,711,05  including  interest  at  8.5%
    through  January 10, 2004.(a)                       963,445           -

Notes payable,  City of Cedar Falls and Black Hawk
    County,  Iowa, due in monthly  installments of
    $1,934,  including interest at 6%, through May
    11, 1998.  Collateralized by substantially all
    assets  of  the   Company,   except  land  and
    buildings.                                            22,463      43,620

Note payable, City of Cedar  Falls,  Iowa,  due in
    annual  installments  of $12,857,  noninterest
    bearing,    through    September   15,   2000.
    Collateralized  by  all  inventory  and  trade
    receivables.                                         51,428       64,286

Contract payable,  due in monthly  installments of
    $2,494,  including interest at 8%, through May
    7, 1999.  Collateralized  by a note receivable
    of $134,622 (Note 4).                                55,135       79,575

Notepayable,  employee, due in weekly installments
    of $962, noninterest bearing,  through October
    31, 1998. Collateralized by other assets.            70,959            -

Other contracts payable, secured                         11,385       34,427
                                                     ----------   ----------

                                                      2,470,159      911,608
Less current maturities                                 361,778       81,497
                                                    -----------   ----------
                                                    $ 2,108,381   $  830,111
                                                    ===========   ==========

(a) These borrowings are collateralized by substantially all of the assets of the Company. The agreements contain various restrictive covenants including, among others, ones which require the Company to maintain a certain amount of working capital, 3,000,00 of tangible equity and certain minimum financial ratios. All covenants have been complied with at May 31, 1997.

TOP AIR MANUFACTURING, INC. AND FICKLIN MACHINE CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a schedule by years of the maturities of the long-term debt as of May 31, 1996:

     Year ending May 31:
        1998                       $      361,778
        1999                              322,177
        2000                              295,507
        2001                            1,033,182
        2002                              155,614
        later                             301,901
                                     ------------
                                     $  2,470,159
Note 4.   Note Receivable

Notes receivable as of May 31, 1996 consist of the following:

To be received $2,500 monthly, including interest at 4.58%,
  through March 1, 1998                                           $ 183,930

To be received $1,386 monthly, including interest at 8%,
   through June 2009.                                               128,543

Stockholder, noninterest bearing, to be received in three
   payments of $1,500 a year through January 2004.                   31,672
                                                                  ---------

Noninterest bearing note due December 1, 1997                         3,000
                                                                  ---------
                                                                    347,145
Less current portion                                                198,013
                                                                  ---------
                                                                 $  149,132

TOP AIR MANUFACTURING, INC. AND FICKLIN MACHINE CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.   Income Taxes

Net deferred tax liabilities consist of the following components as of May 31, 1997 and 1996:

                                                                                 1997                   1996
                                                                             ----------------------------------
     Deferred tax assets:
        Allowance for doubtful accounts                                       $50,000               $    62,000
        Accrued expenses                                                       57,000                    95,000
        Contracts payable                                                      25,000                    42,000
        Net operating loss carryforward                                       139,000                   151,000
        Deductible goodwill of predecessor company                            208,000                   226,000
        Inventory                                                              38,000                      -
                                                                            ---------              ------------
                                                                              517,000                   576,000
                                                                            ---------              ------------
     Deferred tax liabilities:
        Property and equipment                                                 38,500                   334,000
        Inventory                                                             315,000                   164,000
                                                                            ---------              ------------

                                                                              353,500                   498,000
                                                                            ---------              ------------

                                                                            $ 163,500              $     78,000
                                                                            =========              ============


The  deferred  tax  amounts   mentioned   above  have  been  classified  on  the
accompanying balance sheets as of May 31, 1997 and 1996 as follows:
                                                                               1997                   1996
                                                                          -------------------------------------

     Current assets                                                       $    52,000             $      13,000
     Noncurrent assets                                                        111,500                    65,000
                                                                          -----------             -------------
                                                                          $   163,500             $      78,000
                                                                          ===========             =============

The Company acquired operating loss carryforwards in connection with the purchase of certain assets of Clay Equipment Corporation (Note 10). Limitations imposed by current tax laws limit the utilization of these carryforwards to approximately $40,000 per year through 2009.

Income tax expense is made up of the following components:

                                                                              Year Ended May 31,
                                                             -----------------------------------------------------
                                                                    1997                1996               1995
                                                             -----------------------------------------------------
     Current tax expense:
        Federal                                               $   506,827         $   188,000        $    185,500
        State                                                      62,448              26,006              21,765
                                                              -----------
                                                                  569,275             214,006             207,265
                                                                                  -----------        ------------
     Deferred tax expense (credit)                               ( 87,000)            159,000              29,300
                                                               -----------        -----------        ------------
                                                              $   482,275         $    37,006        $    236,565
                                                              ===========         ===========        ============


TOP AIR MANUFACTURING, INC. AND FICKLIN MACHINE CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total reported tax expense  applicable to the Company's  operations  varies from the amount that would have  resulted by applying the federal  income tax rate to income before income taxes for the following reasons:
                                                                                   Year Ended May 31,
                                                              ------------------------------------------------------
                                                                   1997                1996                1995
                                                              ------------------------------------------------------
     Income tax expense at statutory federal
        income tax rate                                       $   468,878        $    367,638        $    212,652
     State tax expense, net of federal
        income tax benefit                                         41,216              17,164              14,147
     Benefit of income taxed at lower rates                       (13,397)            (10,504)             (6,076)
     Other                                                        (14,422)             (1,292)             15,842
                                                               ----------         ------------       ------------
                                                              $   482,275        $    373,006        $    236,565
                                                              ===========        ============        ============


TOP AIR MANUFACTURING, INC. AND FICKLIN MACHINE CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.   Stock Option Plans

At May 31, 1997, the Company has a stock-based compensation plan which is described below. As permitted under generally accepted accounting principles, grants under this plan are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under the plan. Had compensation cost for the stock based compensation plan been determined based on the grant date fair values of the awards (the method prescribed in SFAS No. 123), reported net income and earnings per common share would have been reduced to the pro forma amounts shown below:

                                                  Year Ended May 31,
                                                  ------------------
                                            1997                       1996
                                            ----                       ----
     Net income
        As reported                      $  857,376                $  677,388
        Pro forma                           830,376                   670,888

     Primary earnings per share
        As reported                            0.19                      0.17
        Pro forma                              0.19                      0.17

     Fully diluted earnings per share
        As reported                            0.19                      0.17
        Pro forma                              0.18                      0.17

The Company has a stock option plan adopted in 1993 which provides for the issuance of a maximum of 425,000 shares of common stock to officers, directors and key employees at a price per share of not less than 100% of the market price at the date of grant. The options granted under this plan become exercisable over three years. In addition, the Company granted an option to purchase 50,000 shares of common stock to non-employees in connection with the purchase of Ficklin Machine Co., Inc. (Note 10)

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in fiscal 1997 and 1996: risk-free interest rate of 6.35%; expected lives of 10 years; price volatility of 29.6% and no expected dividends.

The following table summarizes the options to purchase shares of the Company's common stock under the two option plans combined.

TOP AIR MANUFACTURING, INC. AND FICKLIN MACHINE CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                              Stock Options
                                              -------------
                                                           Weighted
                                                            Average
                                                            Exercise
                                 Outstanding                  Price
                                 -----------                  -----

Balance at May 31, 1995               137,167                0.7673
     Granted                           67,000                1,2650
     Exercised                        (1,666)                0.7251
     Canceled                         (1,000)                0.7500
                                 ------------         -------------
Balance at May 31, 1996               201,501                0.9332
     Granted                          116,000                1.3750
     Exercised                        (1,000)                0.5938
     Canceled                         (7,000)                1.1429
                                 ------------         -------------
Balance at May 31, 1997               309,501                1.0952
                                 ============         =============

                                           Number of Options
                                           -----------------
                                       1997                  1996
                                       ----                  ----
Exercisable, end of year              132,996                82,157

Weighted-average fair value per
 option of options granted during
 the year                           $    0.78            $     0.71

Options are exercisable over varying periods ending on January 2007.

A further summary of the fixed options outstanding at May 31, 1997 is as follows:

                                                     Options Outstanding                       Options Exercisable
                                     ------------------------------------------------     ------------------------
                                                       Weighted
                                                        Average          Weighted                         Weighted
                                                       Remaining         Average                          Average
          Range of                      Number         Contractual       Exercise          Number        Exercise
      Exercise Prices                Outstanding           Life            Price          Exercisable      Price
-------------------------------------------------------------------------------------     -------------------------
                      $ .5938             35,334       $    5.625       $    0.5938          35,334    $    0.5938
                      $ .8438             38,667            6.625            0.8438          38,667         0.8438
   $ .7500 to         $1.0000             57,500            7.578            0.8261          38,323         0.8261
   $1.2188 to         $1.2813             62,000            8.584            1.2637          20,671         1.2637
                      $1.3750            116,000            9.625            1.3750              -              -
                                     ---------------------------------------------- -----------------------------
                                         309,501       $    8.205       $    1.0952         132,995    $    0.8375
                                     ==============================================    ===========================

TOP AIR MANUFACTURING, INC. AND FICKLIN MACHINE CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.   Research and Development

Research and development costs included in the statements of income as part of other general and administrative expenses totaled $448,350, $400,916, and $173,791 for the years ended May 31, 1997, 1996 and 1995, respectively.

Note 8.   Employee Benefit Plan

The Company has a 401(k) defined contribution plan covering substantially all employees. The plan provides for a matching employer contribution based on the employee's contributions up to 10% of compensation. Additional discretionary contributions to the plan may also be made. Employer contributions for the years ended May 31, 1997, 1996 and 1995 were $40,444, $35,029, and $21,620 respectively.

Note 9.   Earnings Per Common and Common Equivalent Shares

Earnings per common and common equivalent shares, assuming no dilution, have been computed on the weighted average number of common shares outstanding during the period using the treasury stock method of accounting for the dilutive common equivalent shares discussed in Note 6. The weighted average number of shares of common stock outstanding for the years ended May 31, 1997, 1996 and 1995 were 4,531,022, 4,002,432 and 3,204,285, respectively.

Earnings per common and common equivalent shares, assuming full dilution, for the years ended May 31, 1997, 1996 and 1995 are the same as the earnings per common and common equivalent shares, assuming no dilution.

Note 10.  Business Acquisitions

On January 15, 1997 the Company acquired all of the assets of Ficklin Machine Co., Inc. ("Ficklin") of Onarga, Illinois in exchange for 1,150,000 shares of the Company's no par value common stock. As a result, Ficklin became a wholly-owned subsidiary of the Company.

Ficklin Machine designs, manufactures and distributes grain wagons and carts and small lawn and garden sprayers. The Company currently intends to continue the business of Ficklin Machine in substantially the same manner as conducted prior to the acquisition. The acquisition has been accounted for by the purchase method and results of operations of Ficklin since the date of acquisition are included in the financial statements.

Unaudited pro forma consolidated condensed financial statements for the year ended May 31, 1997 and 1996 as though Ficklin had been acquired as of March 6, 1996, Ficklin's date of inception, are as follows:

TOP AIR MANUFACTURING, INC. AND FICKLIN MACHINE CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                 1997                1996
                                                 ----                ----

Net Sales                                     $17,213,000         $12,681,000
Net Income                                        923,000             705,000
Income per common and common equivalent
 share                                             $ 0.18              $ 0.14

On June 26, 1995 the Company acquired certain assets of Clay Equipment Corporation ("Clay") of Cedar Falls, Iowa in exchange for the assumption of approximately $2,500,000 of liabilities and 837,666 shares of the Company's no par value common stock with a value of approximately $628,000. In connection with the issuance of these shares, the Company incurred stock registration costs of approximately $29,000. Clay designed, manufactured, and distributed livestock equipment and other agricultural related products, primarily manure spreader wagons and milking equipment. The Company moved the combined operations to Cedar Falls, Iowa in October 1996 where the Company has entered into a lease with the City of Cedar Falls, Iowa (See Note 11). In association with the move, the City purchased the land and building of the former Clay site under a flood relocation plan. The City withheld $131,500 of the purchase price for possible clean up costs after the former Clay site is demolished. Also, as part of the flood relocation plan the Company sold equipment and be reimbursed by the City of Cedar Falls for the moving costs or replacement of equipment with a book value of $755,546. All proceeds and reimbursements were received by the Company. The acquisition has been accounted for by the purchase method and results of operations of Clay since the date of acquisition are included in the financial statements.

Unaudited pro forma condensed financial statements for the years ended May 31, 1995 as though Clay had been acquired as of June 1, 1994 are as follows:

Net sales                                                       $12,724,000
Net (loss)                                                         (591,000)
(Loss) per common and common equivalent share                         (0.14)

TOP AIR MANUFACTURING, INC. AND FICKLIN MACHINE CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Lease Commitments

The Company has entered into a 10 year noncancelable agreement to lease an 85,000 square foot facility from the City of Cedar Falls, Iowa ("City"). The lease requires monthly payments of $16,722 plus insurance, utilities, and other expenses to be paid by the Company. The City has the option to renew and extend the lease for an additional 5 years at the end of the original lease term with an increase in monthly rental not to exceed 3%. At the end of the lease extension period, the Company has the option to purchase the facility for approximately $1.3 million plus all reasonable costs and expenses incurred by the City for the sale. The lease is being accounted for as an operating lease.

The total minimum rental commitment, including the extension period, at May 31, 1997 is approximately $2,900,000 which is due as follows:

     Year ending May:
        1998                                        $    200,000
        1999                                             200,000
        2000                                             200,000
        2001                                             200,000
        2002                                             200,000
        Thereafter                                     1,900,000
                                                   -------------
                                                    $  2,900,000

Under this agreement, the Company incurred approximately $143,000 in rent expense for the year ended May 31, 1997.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Registrant                  Top Air Manufacturing, Inc.

By (Signature and Title)    /s/ Steven R. Lind, Principal Executive Officer


                            /s/ Steven F. Bahlmann, Principal Accounting Officer

Date:  August 28, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




By: /s/ Wayne C. Dudley                  By:
    Wayne C. Dudley, Director                Franklin A. Jacobs, Director
    Date:  August 28, 1997                   Date:



By: /s/ Dennis W. Dudley                 By:
    Dennis W. Dudley, Director               S. Lee Kling, Director
    Date:  August 28, 1997                   Date:



By:                                      By: /s/ Sanford W. Weiss
    Robert J. Freeman, Director              Sanford W. Weiss, Director
    Date:                                    Date:  August 28, 1997



By: /s/ Steven R. Lind                   By: /s/ Thaddeus P. Vannice, Sr.
     Steven R. Lind, Director                Thaddeus P. Vannice, Sr.
     Date:  August 28, 1997                  Date:  August 28, 1997

                                INDEX TO EXHIBITS

Exhibit
Number                           Description                              Page
------                           -----------                              ----

*2 Share Exchange Agreement between Wayne W. Whalen and the Company dated January 15, 1997 under which the Company acquired Ficklin Machine Co., Inc., filed as Exhibit 2.1 to the Company's Form 8-K dated January 24, 1997

*3(a)    Amended  and  restated  Articles of  Incorporation,  filed as
         Exhibit 3(c) to the Company's Annual Report on Form 10-KSB for fiscal year 1991 (the "1991 Form 10-KSB")

*3(b)    Amended and  Restated  By-laws,  filed as Exhibit 3(d) to the
         1991 Form 10-KSB

*3(c) Amendments to the Amended and Restated By-laws, effective October 21, 1992, filed as Exhibit 3(c) to the Company's Annual Report on Form 10-KSB for fiscal year 1993 (the "1993 Form 10-KSB)

 *9 Amended and Restated Voting Trust Agreement by and among Robert J. Freeman and Dennis W. Dudley and their successors, dated September 15, 1992, filed as Exhibit 9 to the 1993 Form 10-KSB

*10(a) Promissory Note dated January 1, 1991, between the Company and Wayne C. Dudley (the "Dudley Note"), filed as Exhibit 10(b) to the 1991 Form 10-KSB

*10(b) Letter Amendment, dated August 5, 1994, to the Dudley Note, filed as Exhibit 10(c) to the Company's Annual Report on Form 10-KSB for fiscal year 1994 (the "1994 Form 10-KSB")

*10(c) 1993 Stock Option Plan adopted by the Board of Directors November 6, 1992, filed as Exhibit 10(c) to the 1993 Form 10-KSB

*10(d) Summary Plan description for 401(k) plan adopted by the Board of directors on October 22, 1991, filed as Exhibit 28(b) to the Company's Annual Report on Form 10-KSB for fiscal year 1992 (the "1992 Form 10-KSB")

*10(e) Promissory Note dated May 16, 1996 between the Company and Norwest Bank Iowa, N.A., filed as Exhibit 10(e) to the Company's Annual Report of Form 10-KSB for the fiscal year 1996 (the "1996 Form 10-KSB")

*10(f) Variable balance promissory note dated November 1, 1995, between the Company and Norwest Bank Iowa, N.A. filed as
         Exhibit 10(f) to the 1996 Form 10-KSB

**10(g) Promissory Note dated January 13, 1997 between the Company and Norwest Bank Iowa, N.A.

**10(h)  First  Amendment to 1993 Stock  Option Plan dated  October 1,
         1995

**10(i)  Second  Amendment  to 1993 Stock  Option  Plan dated March 4,
         1997

**10(j) Consulting Agreement dated December 12, 1996 between the Company and Gregory Wilson, together with a Stock Option Agreement issued in connection therewith

**11     Statement re Computation of Per Share Earnings

**23     Consent of Accountants

**27     Financial Data Schedule
         (Filed in EDGAR version only)

**99 Cautionary Statement Identifying Important Factors that Could Cause the Company's Actual Results to Differ from those Projected in Forward-Looking Statements

----------------------

 * Incorporated by reference to the indicated documents or parts thereof, previously filed with the Commission.

**       Filed herewith.