Form 10QSB
period 1997-08-31
TOP AIR MANUFACTURING INC
filed 1997-10-15
CIK 355469

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)
{X} Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly Period ended August 31, 1997

         or

{ }Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from                  to

Commission File Number: 0-10571

                           TOP AIR MANUFACTURING, INC.
                 (Name of Small Business Issuer in Its Charter)


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

                                    Yes X    No__

       5,086,123 Common Shares were outstanding as of September 30, 1997.

                   TOP AIR MANUFACTURING, INC. AND SUBSIDIARY


                                      INDEX


PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements:

    Condensed Consolidated Balance sheets,
       August 31, 1997 (unaudited)
        and May 31, 1997                                                  1

    Unaudited Condensed Consolidated Statements of
       Operations Three Months Ended
        August 31, 1997 and 1996                                          2

    Unaudited Condensed Consolidated Statements of
       Cash Flows, Three Months Ended August 31, 1997
        and 1996                                                          3

    Notes to Condensed Financial Statements
      (unaudited)                                                         4

  Item 2. Management's Discussion and Analysis or
      Plan of Operation                                                   5


PART II. OTHER INFORMATION

   Item 6. Exhibits and Reports of Form 8-K                               7


                   TOP AIR MANUFACTURING, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

   ASSETS
                                                                       AUGUST 31,            MAY 31,
                                                                         1997                 1997*
                                                                         ----                 ----

CURRENT ASSETS
   Cash and cash equivalents                                       $       5,053        $     263,518
   Trade receivables, net of allowance for
     doubtful accounts August 31, 1997
     $169,500; May 31, 1997 $165,000                                   2,933,660            3,344,742
   Inventories (Note 2)                                                4,739,935            3,885,154
   Income tax benefits                                                    93,459                   --
   Other current assets                                                  329,991              352,584
                                                                       ---------            ---------

          Total Current Assets                                         8,102,098            7,845,998
                                                                       ---------            ---------

LONG TERM RECEIVABLES AND OTHER ASSETS
  Notes receivable, net of current portion                               145,903              149,132
  Goodwill                                                             1,119,327            1,138,081
  Other  assets                                                          186,329              193,127
                                                                     -----------          -----------
                                                                       1,451,559            1,480,340
                                                                     -----------          -----------
PROPERTY AND EQUIPMENT, at cost,
  less accumulated depreciation August 31, 1997
  $876,004; May 31, 1997 $782,912                                      2,027,489            2,059,140
                                                                       ---------            ---------

                                                                     $11,581,146          $11,385,478
                                                                      ==========           ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term debt                                                    $ 2,362,718        $   1,317,076
  Other Liabilities and accrued items                                    815,381            1,388,333
                                                                         -------            ---------

    Total Current Liabilities                                          3,178,099            2,705,409
                                                                       ---------            ---------

LONG-TERM DEBT                                                         2,027,114            2,108,381
                                                                       ---------          -----------

STOCKHOLDERS' EQUITY
  Common stock                                                           322,923              322,798
  Additional paid-in capital                                           2,892,782            2,898,636
  Retained earnings                                                    3,276,341            3,369,945
                                                                       ---------            ---------
                                                                       6,492,046            6,591,379
  Less cost of treasury stock                                            116,113               19,691
                                                                      ----------          -----------
                                                                       6,375,933            6,571,688
                                                                       ---------            ---------
                                                                     $11,581,146          $11,385,478
                                                                      ==========           ==========

*Condensed from Audited Financial Statements.
  See notes to Condensed Financial Statements.

                   TOP AIR MANUFACTURING, INC. AND SUBSIDIARY

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months ended August 31, 1997 and 1996




                                                       1997           1996
                                                       ----           ----

Net Sales                                           $2,597,927     $1,890,119
                                                     ---------      ---------

Costs and Expenses

  Cost of goods sold                                 1,882,906      1,319,725

  Selling and administrative expenses                  691,038        546,610

  Research and development expenses                    109,306         97,005

  Interest Expense                                      72,699         23,585
                                                        ------         ------

                                                     2,755,949      1,986,925

                                                      (158,022)       (96,806)

Other Income                                            11,803         39,627
                                                        ------         ------

  Income (loss) before Income Taxes                   (146,219)       (57,179)

    Income Taxes (credits)                             (52,615)       (19,100)

  Net Income (loss)                                   $(93,604)      $(38,079)
                                                       ========       ========


Earnings (loss) per Common  Share                     $   (.02)      $   (.01)



Weighted Average Number of Shares                    5,101,560      4,013,765
                                                     =========      =========


See Notes to Condensed Financial Statements.

                   TOP AIR MANUFACTURING, INC. AND SUBSIDIARY

               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH
                  FLOWS Three Months Ended August 31, 1997 and
                                 August 31, 1996



                                                    1997                 1996
                                                    ----                 ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash (used in) operating activities         $(1,223,861)        $(267,549)
                                                  ------------        ----------


CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of equipment                        --             46,413
  Purchase of property and equipment                  (76,950)         (195,577)
  Payments received on long-term
    notes receivable                                    3,097             2,975
                                                 ------------        -----------


Net cash (used in) investing
  activities                                          (73,853)         (146,189)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term borrowings               2,130,000                 --
  Proceeds from long-term borrowings                       --          1,337,000
  Principal payments on short term borrowings        (904,000)                --
  Principal payments on long-term borrowings          (84,600)         (920,610)
  Net proceeds from issuance of common stock
  August 31, 1997 2000 shares; August 31, 1996 none     1,771                 --
  Purchase of common stock for the treasury           (96,422)                --
  Stock Registration Fees                              (7,500)                --
                                                       -------              ----
Net cash provided by financing activities           1,039,249            416,390
                                                    ----------           -------


Increase (decrease) in Cash and
  Cash Equivalents                                   (258,465)             2,652

CASH AND CASH EQUIVALENTS
  Beginning                                           263,518                517
                                                   -----------           -------


  Ending                                         $      5,053        $     3,169
                                                 ============        ===========


See notes to Condensed Financial Statements.

TOP AIR MANUFACTURING, INC. AND SUBSIDIARY


NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)



Note 1.  Condensed Financial Statements

The financial statements of Top Air Manufacturing, Inc. and its wholly owned subsidiary (Ficklin Machine Co.) have been presented on a consolidated basis as of August 31, 1997, May 31, 1997 and for the three months ended August 31, 1997. The period ended August 31, 1996 only includes financial information of Top Air as a result of the acquisition of Ficklin Machine on January 15, 1997. All significant intercompany accounts and transactions have been eliminated.

The condensed consolidated balance sheet as of August 31, 1997 and the condensed consolidated statements of operations and cash flows for the three months ended August 31, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1997 Annual Report to Shareholders. The results of operations for the periods ended August 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

Note 2.  Inventories

         Inventories consist of the following:


                                         August 31, 1997          May 31, 1996

         Finished Goods                    $3,937,927               $3,421,222
         Work in Process                      308,845                  257,099
         Raw Materials and Supplies           493,163                  206,833
                                           ----------               ----------

                                           $4,739,935               $3,885,154

TOP AIR MANUFACTURING, INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS

Net Sales:

Top Air Manufacturing Inc.'s ("Top Air" or the "Company") net sales for the first quarter of fiscal 1997 increased 37% to $2,597,927 compared to $1,890,119 for the same period last year. The increase was a result of incremental sales of approximately $1,432,000 derived from the acquisition of Ficklin Machine Co., Inc. ("Ficklin Machine") offset by a decrease in sales of Top Air products of approximately $725,000. The Top Air sales decrease was due to a decrease of approximately $425,000 resulting from the sale of two product lines during the second quarter of fiscal year end May 31, 1997. These product lines were in a declining stage of their life cycle and their elimination will allow the company to concentrate on the lines with the greatest sales potential. The remaining $300,000 portion of the decrease was due to lower sales volume of spraying equipment and parts resulting from a poor spraying season during the first quarter of fiscal year end May 31, 1998, compared to the same quarter a year ago.

Operating Costs & Expenses:

The Company's cost of goods sold for the quarter ended August 31, 1997 increased to 72% of net sales compared to 70% for the first quarter of the previous year. The increase, as a percentage of sales, was a result of the inclusion of sales of Ficklin Machine products which have somewhat lower profit margins than Top Air products.

Operating expenses increased 24% to $800,344 for the first quarter of fiscal 1997 compared to $643,615 for the previous year. The increase was primarily a result of the incremental expenses incurred from the Ficklin Machine acquisition.

Interest Expense:

Interest expense increased 208% to $72,699 compared to $23,585 for the first quarter of last year. The increase was due to higher levels of short-term and long-term debt outstanding during the period primarily as a result of the acquisition of Ficklin Machine.

Income Taxes:

The income tax credits of $52,615 and $19,100 for the quarters ended August 31, 1997 and 1996, represent the benefit that would be received if the loss of the quarter was carried back to reclaim income tax paid in prior years.

TOP AIR MANUFACTURING, INC. AND SUBSIDIARY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS

Material Changes in Financial Position:

The Company's loss from operations of $96,604 combined with the purchase of common stock for the treasury of approximately $97,000 resulted in a decrease in working capital of approximately $217,000.

Liquidity and Capital Resources:

At August 31, 1997 the Company had working capital of $5,140,589 an increase of $1,140,652 over a year ago and an increase of $216,590 since May 31, 1997. The increase from a year ago is primarily a result of approximately $1,200,000 of working capital picked up with the acquisition of Ficklin Machine on January 15, 1997. The increase since May 31, 1997 is described in the changes in financial position above. The current ratio decreased to 2.55 from 2.90 at May 31, 1997. The Companys capital expenditures for the second quarter of fiscal 1998 will include the purchase of a Whitney 3700 ATC CNC fabrication machine for approximately $750,000. This machine will provide many benefits such as significant reductions in labor costs and piece part run times as well as improved quality of finished products. The Whitney will replace six older machines. The Company intends to finance this machine with long-term bank debt. The Company believes it has access to sufficient working capital for its present and foreseeable future.

                   TOP AIR MANUFACTURING, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits


     Exhibit Number

         10(a) Employment Agreement between the Company and Steven R. Lind adopted by the Board of Directors November 6, 1992.

         10(b) First Amendment to Employment Agreement between the Company and Steven R. Lind adopted by the Board of Directors October 19, 1994.

         11     Statement re computation of earnings per common share

         27     Financial Data Schedule


(b) There were no reports on Form 8-K filed for the quarter ended August 31, 1997.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          TOP AIR MANUFACTURING, INC.
                                          (Registrant)


Date: October 15, 1997                    /s/    Steven R. Lind
                                          --------------------------------
                                          Steven R. Lind
                                          President and Chief Executive Officer;
                                          Principal Executive Officer


Date  October 15, 1997                    /s/    Steven F. Bahlmann
                                          --------------------------------
                                          Steven F. Bahlmann
                                          Controller; Chief Accounting
                                          Officer