Form 10QSB
period 1997-11-30
TOP AIR MANUFACTURING INC
filed 1998-01-14
CIK 355469

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


     (Mark One) {X} Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly Period ended November 30, 1997

         or

{ }Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from                to

Commission file number: 1-13679

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

                                    Yes X No

        5,083,456 Common Shares were outstanding as of December 31, 1997.

                           TOP AIR MANUFACTURING, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed consolidated balance sheets, November 30, 1997
 (unaudited)  and May 31, 1997                                          1

Unaudited condensed consolidated statements of operations
 three months and six months ended November 30, 1996 and 1997           2

Unaudited condensed consolidated statements of cash
 flows, six months ended November 30, 1996 and 1997                     3

Notes to condensed financial statements (unaudited)                     4

Item 2. Management's Discussion and Analysis or Plan of
  Operation                                                             5

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports of Form 8-K                                7

                             FINANCIAL INFORMATION

Item 1.  Financial Statements

                   TOP AIR MANUFACTURING, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

   ASSETS
                                                 NOVEMBER 30,          MAY 31,
                                                    1997                1997*
                                                    -----               ------
CURRENT ASSETS
   Cash and cash equivalents                     $   12,998       $      263,518
   Trade receivables, net of allowance
     for doubtful accounts November 30, 1997
     $171,000; May 31, 1997 $165,000              2,737,170            3,344,742
   Inventories (Note 2)                           5,010,752            3,885,154
   Income tax benefits                              204,300                   --
   Other current assets                             344,541              352,584
                                                 ----------           ----------
   Total Current Assets                           8,309,761            7,845,998
                                                 ----------           ----------

LONG TERM RECEIVABLES AND OTHER ASSETS
  Notes receivable, net of current portion          142,639              149,132
  Goodwill                                        1,099,874            1,138,081
  Other assets                                      180,443              193,127
                                                 ----------          -----------
                                                  1,422,956            1,480,340
PROPERTY AND EQUIPMENT, at cost,
  less accumulated depreciation
  November 30, 1997 $966,722;
  May 31, 1997 $782,912                           2,667,516            2,059,140
                                                -----------          -----------

                                                $12,400,233          $11,385,478
                                                 ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term debt                              $ 2,337,204           $ 1,317,076
  Other liabilities and accrued items              986,620             1,388,333
                                                 ---------             ---------
    Total Current Liabilities                    3,323,824             2,705,409

LONG-TERM DEBT                                   2,539,230             2,108,381
                                               -----------           -----------

 STOCKHOLDERS' EQUITY
  Common stock                                     322,944               322,798
  Additional paid-in capital                     2,893,188             2,898,636
  Retained earnings                              3,437,160             3,369,945
                                                 ---------             ---------
                                                 6,653,292             6,591,379
  Less cost of treasury stock                      116,113                19,691
                                                 ---------            ----------
                                                 6,537,179             6,571,688
                                                 ---------             ---------
                                               $12,400,233           $11,385,478
                                                ==========            ==========

*Condensed from Audited Financial Statements.
See notes to Condensed Financial Statements.

                   TOP AIR MANUFACTURING, INC. AND SUBSIDIARY

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                            Three Months Ended            Six Months Ended
                                November 30,                 November 30,
                           1997            1996          1997          1996
                           ----            ----          ----          ----

Net Sales             $3,812,315       $1,317,629     $6,410,242     $3,207,748
                      ----------       ----------     ----------     ----------

Costs and Expenses

  Cost of goods
  sold                 2,649,837          936,939      4,532,743      2,256,664

  Selling and
   administrative
   expenses              697,977          532,010      1,389,015      1,078,620

  Research and
   development
   expenses              124,054           88,117        233,360        185,122

  Interest
   expense                88,521           27,607        161,220         51,192
                     -----------        ----------     ---------     -----------
                       3,560,389        1,584,673      6,316,338      3,571,598
                      ----------        ----------      --------     -----------
                         251,926         (267,044)        93,904       (363,850)

Other Income               3,832           33,095         15,635         72,722
                          ------           ------     ----------      ---------

  Income (loss)
   before
   Income Taxes          255,758         (233,949)       109,539       (291,128)

Income Taxes
    (credits)             94,939          (84,350)        42,324       (103,450)
                    ------------       -----------     ----------     ----------

Net Income
    (loss)            $  160,819       $ (149,599)     $  67,215    $  (187,678)
                      ==========         ==========    =========     ===========

Earnings (loss)
per Common Share      $      .03       $     (.04)     $     .01     $    ( .05)
                    ============        ===========    =========     ===========

Weighted Average
Number of Share        5,237,612         4,013,765     5,243,875      4,013,765
                      ==========         ==========    =========      =========

See Notes to Condensed Financial Statements.

                   TOP AIR MANUFACTURING, INC. AND SUBSIDIARY

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Six Months Ended November 30, 1997 and 1996

                                                    1997           1996
                                                    ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES

  Net cash (used in) operating
     activities                                 $ (363,442)     $  (225,199)
                                                -----------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of equipment                      --          520,945
  Purchase of property and equipment              (825,576)      (1,024,326)
  Payments received on long-term notes
     receivable                                      4,726            5,979
                                                -----------     ------------

Net cash (used in) investing activities           (820,850)        (497,402)
                                                -----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term borrowings            3,915,000           79,000
  Proceeds from long-term borrowings               725,000        2,587,000
  Principal payments on short term borrowings   (3,429,000)              --
  Principal payments on long term borrowings      (175,504)      (1,936,457)
  Net proceeds from issuance of common
    stock November 30, 1997  2,333 shares;
    November 30, 1996 none                           2,198               --
  Purchase of common stock for the treasury        (96,422)              --
  Stock Registration Fees                           (7,500)              --
                                                  ---------       ----------
Net cash provided by financing activities          933,772          729,543
                                                -----------      -----------

Increase (decrease) in Cash and
  Cash Equivalents                                (250,520)           6,942

CASH AND CASH EQUIVALENTS
  Beginning                                        263,518              517
                                                  --------          --------

  Ending                                       $    12,998        $   7,459
                                               ===========      ===========

See notes to Condensed Financial Statements.

                   TOP AIR MANUFACTURING, INC. AND SUBSIDIARY

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  Condensed Financial Statements

The financial statements of Top Air Manufacturing, Inc. and its wholly owned subsidiary (Ficklin Machine Co.) have been presented on a consolidated basis as of November 30, 1997, May 31, 1997 and for the six months ended November 30, 1997. The period ended November 30, 1996 only includes financial information of Top Air as a result of the acquisition of Ficklin Machine on January 15, 1997. All significant intercompany accounts and transactions have been eliminated.

The  condensed  consolidated  balance  sheet  as of  November  30,  1997 and the condensed consolidated statements of operations and cash flows for the six months ended November 30, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1997 Annual Report to Shareholders. The results of operations for the periods ended November 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

Note 2.  Inventories

         Inventories consist of the following:

                                     November 30, 1997           May 31, 1997

Finished Goods                             $4,260,994               $3,421,222
Work in Process                               218,976                  257,099
Raw Materials and Supplies                    530,782                  206,833
                                         ------------              -----------
                                           $5,010,752               $3,885,154
                                         ============              ===========

                           TOP AIR MANUFACTURING, INC.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

This report contains certain forward-looking statements within the meaning of the Federal Securities Laws which, while reflective of management's beliefs or expectations, involve certain risks and uncertainties, many of which are beyond the control of the Company. Accordingly, the Company's actual results and the timing of certain events could differ materially from those discussed herein. Factors that cause or contribute to such differences include, but are not limited to, those factors discussed in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" and those factors discussed in Exhibit 99 to the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1997.

OVERVIEW:

On January 15, 1997, Top Air acquired all of the issued and outstanding stock of Ficklin Machine Co., Inc. ("Ficklin Machine"), which acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of Ficklin Machine have been included in the Company's financial statements commencing with the date of the acquisition.


RESULTS OF OPERATIONS

Net Sales:

The Company's net sales in the second quarter increased 189% to $3,812,315 from $1,317,629 for the comparable period last year. Net sales for the six months ended November 30, 1997 increased 100% to $6,410,242.00 from $3,207,748 for the comparable period last year. The second quarter increase was a result of substantially higher levels of production and shipping of Top Air products and incremental sales of Ficklin Machine products totalling $1,359,230. In addition, the Company sales during the second quarter of 1996 were adversely impacted by the Company's relocation of its operations. The increase in sales for the six month period is also primarily attributable to the reasons mentioned above.

The Company's cost of goods sold in the second quarter decreased to 70% of net sales, compared to 71% for the comparable period last year. The decrease was the result of improved plant utilization in the current year, offset in part by the margins of the Ficklin Machine product line which are generally lower than those historically achieved by the Top Air product line. Costs of goods sold for the six month period increased to 71% of net sales, compared to 70% for the same period of the previous year. This decrease was a result of the lower margin Ficklin Machine sales being a higher percentage of the Company's net sales during the period.

Operating Expenses:

Operating expenses in the second quarter increased 33% to $822,031 from $620,127 for the comparable period last year. Operating expenses for the six months ended November 30, 1997 increased 28% to $1,622,375 from $1,263,742 for the comparable period last year. The increases are primarily attributable to the incremental expenses of Ficklin Machine operations.

Interest Expense:

The Company's interest expense for the second quarter increased 221% to $88,521 from $27,607 for the comparable period last year. Interest expense for the six months ended November 30, 1997 increased 215% to $161,220 from $51,192 for the comparable period last year. The increases were due to higher levels of short-term and long-term debt outstanding during the periods resulting from the acquisition of Ficklin Machine and the purchase of new machinery.

Income Tax Expense:

The Company's Income Tax expense for the second quarter and the six months ended November 30, 1997 is an estimate based on an annualized effective tax rate of 37%. The income tax credits of $84,350 for the second quarter and $103,450 for the six months ended November 30, 1996 represent the benefit that would be received if the loss for the periods were carried back to reclaim income tax paid in prior years.

Material Changes in Financial Position:

The Company's income from operations of $67,215 was offset by approximately $97,000 resulting from the reacquisition of shares of common stock previously held in escrow in connection with the Company's acquisition of Clay Equipment Corporation to secure certain indemnification obligations of Clay Equipment and approximately $122,000 of indebtedness incurred in connection with the acquisition of new machinery, resulting in a decrease in working capital of approximately $155,000 for the six months ended November 30, 1997.

Liquidity and Capital Resources:

At November 30, 1997 the Company had working capital of $4,985,937, an increase of $1,794,097 over a year ago and a decrease of $154,652 since May 31, 1997. The increase from a year ago is primarily a result of approximately $1,200,000 of working capital acquired in the Ficklin Machine acquisition and approximately $1,050,000 of income from operations, offset by $250,000 of equipment held for sale that was sold and the proceeds used to purchase replacement fixed assets and the $155,000 decrease in working capital since May 31, 1997 described in the changes in financial position above. The current ratio decreased to 2.50 from
2.90 at May 31, 1997. The Company anticipates no significant outlays for property and equipment in the foreseeable future. The Company believes it has access to sufficient working capital to support its current needs for the foreseeable future.

                           TOP AIR MANUFACTURING, INC.

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number

         (11)   Statement re computation of earnings per common share

         (27)   Financial Data Schedule

(b) There were no reports on Form 8-K filed for the quarter ended November 30, 1997.


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


Date  January 14, 1997                /s/    Steven F. Bahlmann
                                      --------------------------------
                                      Steven F. Bahlmann
                                      Controller; Chief Accounting Officer