Form 10QSB
period 1998-02-28
TOP AIR MANUFACTURING INC
filed 1998-04-14
CIK 355469

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


(Mark One)
{X} Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly Period ended February 28, 1998

    or

{ }  Transition report under Section 13 or 15(d) of the Exchange
     Act.

For the transition period from             to

Commission File Number: 1-13679

                          TOP AIR MANUFACTURING, INC.
       (Exact name of small business issuer as specified in its charter)

Iowa                                                        42-1155462
(State or other jurisdiction                            (I.R.S.Employer
of incorporation or organization)                       Identification No.)

317 Savannah Park Road, Cedar Falls, Iowa                     50613
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

                                    Yes X No

         5,083,456 Common Shares were outstanding as of March 31, 1998.

                   TOP AIR MANUFACTURING, INC. AND SUBSIDIARY

                                     INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed consolidated balance sheets, February 28, 1998
(unaudited) and May 31, 1997                                                  1

Unaudited condensed consolidated statements of operations,
three months and nine months ended February 28, 1998 and
1997                                                                          2

Unaudited condensed consolidated statements of cash flows,
nine months ended February 28, 1998 and 1997                                  3

Notes to condensed financial statements (unaudited)                           5

Item 2. Management's Discussion and Analysis or Plan of
Operation                                                                     6


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                      8

                   TOP AIR MANUFACTURING, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

   ASSETS
                                              FEBRUARY 28,             MAY 31,
                                                 1998                   1997*
                                              ------------            ----------
CURRENT ASSETS
   Cash and cash equivalents                   $   17,111            $   263,518
   Trade receivables, net of allowance
     for doubtful accounts February 28, 1998
     $131,500; May 31, 1997 $165,000            4,261,744              3,344,742
   Inventories (Note 2)                         5,503,816              3,885,154
   Other current assets                           279,755                352,584
                                               ----------            -----------
          Total Current Assets                 10,062,426              7,845,998
                                               ----------            -----------

LONG TERM RECEIVABLES AND OTHER ASSETS
   Notes receivable, net of current portion       286,177                149,132
   Goodwill                                     1,080,421              1,138,081
   Other  assets                                  174,621                193,127
                                                ---------              ---------
                                                1,541,219              1,480,340

PROPERTY AND EQUIPMENT, at cost,
   less accumulated depreciation
   February 28, 1998 $1,140,374;
   May 31, 1997 $782,912                        2,661,082              2,059,140
                                                ---------              ---------
                                              $14,264,727            $11,385,478
                                              ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Short-term debt                            $ 4,021,312            $ 1,317,076
   Other liabilities and accrued items            965,370              1,388,333
                                              -----------            -----------
    Total Current Liabilities                   4,986,682              2,705,409

LONG-TERM DEBT                                  2,433,087              2,108,381
                                              -----------            -----------
 STOCKHOLDERS' EQUITY
   Common stock                                   322,944                322,798
   Additional paid-in capital                   2,893,188              2,898,636
   Retained earnings                            3,753,339              3,369,945
                                              -----------            -----------
                                                6,969,471              6,591,379
  Less cost of treasury stock                     124,513                 19,691
                                              -----------            -----------
                                                6,844,958              6,571,688
                                              -----------            -----------
                                              $14,264,727            $11,385,478
                                              ===========            ===========

*Condensed from Audited Financial Statements.
See notes to Condensed Financial Statements.

                   TOP AIR MANUFACTURING, INC. AND SUBSIDIARY

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                              Three Months Ended            Nine Months Ended
                                 February 28,                  February 28,
                              1998          1997          1998              1997
                              ----          ----          ----              ----
Net Sales                 $4,371,915     $4,449,473   $10,782,157     $7,657,221
                           ---------      ---------    ----------      ---------
Costs and Expenses:

  Cost of goods sold       2,917,720      3,006,265     7,450,463      5,262,929

  Selling and
   administrative
   expenses                  746,138        717,423     2,135,153      1,796,043

  Research and development
   expenses                  128,313        115,504       361,673        300,626

  Interest expense           104,726         52,593       265,946        103,785
                          ----------     ----------    ----------     ----------
                           3,896,897      3,891,785    10,213,235      7,463,383
                          ----------     ----------   -----------     ----------
                             475,018        557,688       568,922        193,838

Other Income                  14,649         69,052        30,284        141,774
                          ----------     ----------   -----------     ----------
  Income before
   Income Taxes              489,667        626,740       599,206        335,612

Income Taxes                 173,488        221,936       215,812        118,486
                          ----------     ----------    ----------     ----------
Net Income                $  316,179     $  404,804    $  383,394     $  217,126
                          ==========     ==========    ==========     ==========

Earnings per
  Common Share            $      .06     $      .09    $      .07     $      .05
                          ==========     ==========    ==========     ==========
Weighted Average
Number of Shares           5,262,628      4,670,431     5,268,619      4,282,510
                          ==========     ==========    ==========     ==========


See Notes to Condensed Financial Statements.

                   TOP AIR MANUFACTURING, INC. AND SUBSIDIARY

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended February 28, 1998 and 1997



                                                      1998               1997
                                                      ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES

   Net cash (used in) operating activities     $ (1,562,428)      $  (1,352,861)
                                                 ----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of equipment                    1,600             909,971
  Purchase of property and equipment               (926,006)           (945,448)
  Payments received on long-term notes
    receivable                                       25,422               7,513
  Other                                                  --             (30,767)
                                                  ---------          ----------
Net cash (used in) investing activities            (898,984)            (58,731)
                                                   --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term borrowings             6,517,400           1,761,000
  Proceeds from long-term borrowings                725,000           2,897,445
  Principal payments on short term borrowings    (4,657,400)           (795,000)
  Principal payments on long term borrowings       (259,871)         (2,418,980)
  Net proceeds from issuance of common
    stock February 28, 1998  2,333 shares;
    February 28, 1997 none                            2,198                  --
  Purchase of common stock for the treasury        (104,822)                 --
  Stock registration fees                            (7,500)                 --
                                                  ---------           ---------
Net cash provided by financing activities         2,215,005           1,444,465
                                                  ---------           ---------
Increase (decrease) in Cash and
  Cash Equivalents                                 (246,407)             32,873

CASH AND CASH EQUIVALENTS
  Beginning                                         263,518                 517
                                                   --------           ---------
  Ending                                         $   17,111          $   33,390
                                                 ==========          ==========


See notes to Condensed Financial Statements.

                   TOP AIR MANUFACTURING, INC. AND SUBSIDIARY

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine months Ended February 28, 1998 and 1997.

                                                     1998                1997
                                                     ----                ----
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES
    Acquisition of Ficklin Machine:
      Working capital acquired                                       $1,155,069
      Fair value of other assets acquired,
         Principally goodwill and property
         and equipment                                                1,822,838

      Long-term debt assumed                                         (1,396,657)
                                                                     ----------
                                                                     $1,581,250
                                                                     ==========
      Issuance of common stock,
         1,150,000 shares                                            $1,581,250
                                                                     ==========
                                       4

                   TOP AIR MANUFACTURING, INC. AND SUBSIDIARY

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1.  Condensed Financial Statements

The financial statements of Top Air Manufacturing, Inc. and its wholly owned subsidiary (Ficklin Machine Co.) have been presented on a consolidated basis as of February 28, 1998, May 31, 1997 and for the nine months ended February 28, 1998. The periods ended February 28, 1997 include financial information for Ficklin Machine for the period January 15, 1997 (date of acquisition) through February 28, 1997. All significant intercompany accounts and transactions have been eliminated.

The condensed consolidated balance sheet as of February 28, 1998 and the condensed consolidated statements of operations and cash flows for the nine months ended February 28, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 28, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1997 Annual Report to Shareholders. The results of operations for the periods ended February 28, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

Note 2.  Inventories

         Inventories consist of the following:

                                         February 28, 1998         May 31, 1997
                                         -----------------         ------------

Finished Goods                              $5,115,032              $3,421,222
Work in Process                                203,231                 257,099
Raw Materials and Supplies                     185,553                 206,833
                                            ----------              ----------

                                            $5,503,816              $3,885,154
                                            ==========              ==========

                   TOP AIR MANUFACTURING, INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Net Sales:

Net sales for the third quarter and nine months ended February 28, 1998 were $4,371,915 and $10,782,157. This represents a 2% decrease and a 41% increase, respectively, from the same periods last year. The decrease for the third quarter was primarily a result of abnormally high shipments made in the prior year to reduce the backlog created during the second quarter of 1997 which had accumulated while the company moved. While shipments were lower in the current quarter, gross margin has improved as a result of reduced production overtime in the current year. Substantial overtime was necessary in the third quarter of 1997 to reduce the unusually high backlog. The increase for the nine month period was a result of higher shipments of spraying equipment and incremental sales from the acquisition of Ficklin Machine. The backlog on March 31, 1998 remains strong at $3.5 million compared to $3.0 million on the same date last year.

Operating Costs & Expenses:

The company's ratio of cost of goods sold to net sales for the third quarter ended February 28, 1998 decreased to 67% from 68% and remained constant at 69% for the nine months ended February 28, 1998. The decrease is a result of reduced production overtime described above.

Operating expenses increased to $874,451 and $2,496,826 for the third quarter and nine months ended February 28, 1998, compared to $832,927 and $2,096,669 for the same periods last year. The increases for both periods resulted primarily from incremental expenses as a result of the acquisition of Ficklin Machine on January 15, 1997.

Interest Expense:

Interest expense increased 99% to $104,726 from $52,593 for the third quarter and 156% to $265,946 from $103,785 for the nine months ended February 28, 1998. The increases were due to higher levels of short-term and long-term debt outstanding during the periods resulting from the acquisition of Ficklin Machine and the purchase of new machinery.

Income Tax Expense:

The company's income tax expense for the third quarter and nine months ended February 28, 1998 is an estimate based on an annualized effective tax rate of 36%.

                   TOP AIR MANUFACTURING, INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Material Changes in Financial Position:

The company's working capital decreased approximately $65,000 for the nine months ended February 28, 1998. Income from operations of $383,394 was offset by three factors to create this decrease. First, $105,000 was used to reacquire shares of the company's common stock. Second, approximately $175,000 of short-term debt was incurred for the acquisition of new machinery. Finally, a current note receivable for the sale of the company's old plant was renegotiated for a period of two years resulting in a reclassification to long-term notes receivable of $155,000.

Liquidity and Capital Resources:

At February 28, 1998, the company had working capital of $5,075,744, an increase of $731,818 over a year ago and a decrease of $64,845 since May 31, 1997. The increase from a year ago is a result of approximately $640,000 of income from operations and $200,000 in proceeds from the sale of fixed assets offset by the $65,000 decrease in working capital since May 31, 1997 described in the changes in financial position above. The current ratio decreased to 2.02 from 2.90 at May 31, 1997. The company anticipates no significant outlays for property and equipment in the foreseeable future. The company believes it has access to sufficient working capital to support its current needs for the foreseeable future.

                   TOP AIR MANUFACTURING, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit Number

            (11)   Statement re computation of earnings per common share

            (27)   Financial Data Schedule

(b)   Reports on Form 8-K

Form 8-K dated December 8, 1997 and filed December 10, 1997 reported that the company was approved for listing on the American Stock Exchange under the ticker symbol TPC.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TOP AIR MANUFACTURING, INC.
                                    (Registrant)


Date  April 14, 1998                /s/   Steven R. Lind
                                    --------------------------------
                                    Steven R. Lind
                                    President and Chief Executive Officer;
                                    Principal Executive Officer


Date  April 14, 1998                /s/    Steven F. Bahlmann
                                    --------------------------------
                                    Steven F. Bahlmann
                                    Controller; Chief Accounting
                                    Officer