Form 10KSB
period 1998-05-31
TOP AIR MANUFACTURING INC
filed 1998-08-28
CIK 355469

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended May 31, 1998.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____________ to
         ______________.

Commission file number 1-13679

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

Securities registered under Section 12(b) of the Exchange Act:
  Common Stock, no par value

Securities registered under Section 12(g) of the Act:  None

Check if the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for its most recent fiscal year are $16,562,461.

The aggregate market value of the voting stock held by non-affiliates was approximately $4,231,928 as of August 24, 1998. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.) The Registrant had 5,076,557 shares of common stock outstanding as of August 24, 1998.

Portions of the definitive proxy statement of the Registrant for the Registrant's 1998 annual meeting of shareholders, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than September 28, 1998 (120 days after the end of the Company's most recently completed fiscal year), are hereby incorporated by reference into Items 9, 10, 11 and 12 of Part III hereof.

                                TABLE OF CONTENTS

                                     PART I

                                                                       Page

ITEM 1.  Description of Business                                           3

ITEM 2.  Description of Property                                           6

ITEM 3.  Legal Proceedings                                                 7

ITEM 4.  Submission of Matters to a Vote of Security Holders               7


                                     PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters          7

ITEM 6.  Management's Discussion and Analysis of Financial Condition       8

ITEM 7.  Financial Statements                                             11

ITEM 8.  Changes In and Disagreements With Accountants on
         Accounting and Financial Disclosures                             12


                                    PART III

ITEM 13. Exhibits and Reports on Form 8-K                                 12

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

Acquisitions

         In January, 1997, Top Air indirectly acquired all of the assets of Ficklin Machine Co., Inc. ("Ficklin Machine") by purchasing all of Ficklin Machine's capital stock in exchange for 1,150,000 shares of Top Air's no par value common stock.

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

         Grain carts are used in the farm fields during the harvest season to transport grain from the combine to nearby roads where the grain is transferred from the cart to trucks or grain wagons for transport to storage facilities. Carts are favored for use in the field because they are pulled by tractors and can be pulled across wet fields in which trucks often get stuck. Grain wagons can also be used during spring planting as seed tenders for grain drills and planters.

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

Method of Distribution

         The Company has seven salesmen and thirteen manufacturers' representatives calling upon dealers and distributors in seventeen states and Canada. The Company's efforts are ongoing to continue expanding its sales territory into additional states and to further enhance market penetration in the current marketing areas. The Company is selling its products primarily to implement dealers, farm supply stores and feed stores located primarily in lesser populated agricultural areas for resale to farmers, tradesmen and to the general public for commercial and individual use.

Seasonal Factors

         In fiscal 1998, approximately 60% of the Company's sales occurred during the last six months of the year, compared to approximately 75% of sales for the same period in fiscal 1997. This decrease in the seasonality of sales is primarily a result of the acquisition of Ficklin Machine. Ficklin Machine's strongest shipping months are August through September whereas Top Air's heaviest shipping months are typically October through May.

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

Backlog Orders

         The Company had a sales backlog of approximately $800,000 as of May 31, 1998 compared to an immaterial sales backlog as of May 31, 1997. The May 31, 1998 backlog consists mainly of grain carts and wagons scheduled for summer delivery. See "Seasonal Factors."

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

Employees

         On May 31, 1998, the Company's plant and executive offices employed 135 people on a full-time basis. Of this number, seven are executive officers and the remainder are sales representatives, office staff, production workers, and truck drivers. Fifty full-time production workers are currently covered under a collective bargaining agreement with Local 1728 of the IAMAW (the "Union") which runs through June 30, 2001.

Research and Development

         Research and development costs incurred for the years ended May 31, 1998, 1997 and 1996 were $486,985, $448,350 and $400,916, respectively.
         Research and development activities consist primarily of wages paid for the design and testing of new equipment and improvements to existing equipment.

                        Item 2 - Description of Property

The Company's operations are located in Cedar Falls, Iowa and Onarga, Illinois. The Cedar Falls location is the Company's headquarters and consists of an 85,000 square foot building (the "Cedar Falls Facility") that was completed in November, 1996. The Cedar Falls Facility is located in an industrial park on nine acres of land and includes approximately 7,000 square feet of executive office space and an aggregate of approximately 78,000 square feet devoted to manufacturing, assembly, and warehousing functions. The Company leases the Cedar Falls Facility from the City of Cedar Falls, Iowa (the "City"). The lease term runs through 2006 and the City holds a five-year renewal option. In the event that the City exercises such option, the Company shall have the right to purchase the Cedar Falls Facility from the City for $1.3 million upon the expiration of the five year renewal term.

The Company's Onarga location consists of four buildings totaling 41,300 square feet on eight and one-half acres (the "Onarga Facility"). The Onarga Facility includes approximately 925 square feet of office space, 15,750 square feet of manufacturing space and 24,625 square feet of warehouse space. The Onarga Facility is subject to a mortgage dated January 13, 1997 of approximately $850,000 in favor of Norwest Bank Iowa, N.A. The Company believes both the Cedar Falls Facility and the Onarga Facility are adequately insured.

In August 1998, the Company began an expansion of the Cedar Falls Facility to add approximately 27,000 square feet to the size of the Cedar Falls Facility (the "Expansion") pursuant to the terms of a development agreement between the Company and the City dated July 13, 1998 (the "Development Agreement"). The Expansion will allow the Company to increase the size of its assembly area, warehouse capacity and research and development department. The Expansion will also enable the Company to increase production capacity and result in increased production efficiencies. The Expansion is scheduled to be substantially completed by January 1999 and is projected to cost approximately $1,000,000. Under the Development Agreement, the Company will be entitled to 20.5% of the sale proceeds from the disposition of the Cedar Falls Facility in the event such facility is sold prior to November 2011. In addition, the Development Agreement specifies that the City shall donate to the Company four acres of land adjacent to the Cedar Falls Facility.

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

                                     PART II

        Item 5 - Market for Common Equity and Related Stockholder Matters

Market Information

         On December 8, 1997, Top Air's common stock was approved for listing on the American Stock Exchange under the symbol "TPC". Prior thereto, The Company's common stock was quoted on the Nasdaq SmallCap Market.

         The table below lists the high and low bid prices or sales prices, as applicable, for each quarterly period during the years ended May 31, 1998 and 1997. The high and low bid prices from June 1, 1996 through December 7, 1997 were provided by the Nasdaq SmallCap Market, and the high and low sales prices from December 8, 1997 through May 31, 1998 were provided by the American Stock Exchange.

                                Sales Price Range             Bid Price Range
                                   Fiscal 1998                  Fiscal 1997
                                  -------------                ------------
                              High           Low           High           Low
                              ----           ---           ----           ---

           1st Quarter       $2.9375       $1.5000       $1.8750        $1.1875
           2nd Quarter        3.1250        2.2500        1.8750         1.1875
           3rd Quarter        2.9375        2.3750        1.8750         1.1875
           4th Quarter        2.7500        2.4375        2.0000         1.3125


         The Nasdaq SmallCap Market quotations, bid prices prior to December 7, 1997, reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

Stockholders

         As of May 31, 1998 the Company had approximately 850 holders of record of the Company's common stock.

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

Recent Sales of Unregistered Stock

         In January 1997, the Company issued 1,150,000 shares of common stock to Wayne W. Whalen in connection with the Company's acquisition of Ficklin Machine in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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


      Item 6 - Management's Discussion and Analysis of Financial Condition

   Overview

         Financially, fiscal 1998 was very successful. The Company continued its trend of delivering record levels of sales and net income. Market share gains were seen in both existing territories, as well as new territories. Operating cost margins were improved which translated into a higher percentage of operating income as it relates to sales.

         The benefits of recent acquisitions are also apparent in the Company's results of operations. Such acquisitions diversified the Company's product line which permitted the Company to post sales increases in a year that saw declining livestock prices and demand for related equipment. Product line diversification will allow the Company to withstand typical product cycles by offering equipment that is counter cyclical. In addition, the Company's acquisitions have substantially reduced the seasonality typically experienced in agricultural manufacturing, by adding both fall and spring use product offerings.

   Results Of Operations

         Fiscal 1998 Compared to Fiscal 1997

         Net sales increased $2,760,195 to $16,562,461 in fiscal year 1998 which represents a 20% increase over fiscal 1997 net sales of $13,802,266. The increase resulted primarily from strong sales of spraying equipment, grain wagons and grain carts. Increases in these product groups were accomplished through continued geographic expansion of the Company's dealer network, coupled with incremental sales of Ficklin Machine for a full twelve months during fiscal 1998. The increases offset a decline in the net sales of manure handling equipment, which were negatively affected by low livestock prices throughout the year.

         The Company's gross margin increased to $5,441,660 in fiscal 1998 from $4,566,239 in fiscal 1997, an increase of 19%. This increase was primarily due to increased sales volume. Gross margin as a percentage of net sales decreased to 32.9% in fiscal 1998 from 33.1% in 1997. The decrease in margin resulted from a higher percentage of consolidated net sales coming from the Ficklin Machine product line, which typically carries a slightly lower margin. However, gross margins of the Ficklin Machine product line were improved for fiscal 1998 through planned product mix changes at that facility. As a result, the consolidated gross margin percentage for fiscal 1998 was somewhat higher than originally anticipated.

         Operating expenses increased $469,496 to $3,530,425 in fiscal 1998 which was a 15% increase from $3,060,929 in 1997. The increase was due to incremental expenses associated with the first full year of operation at the Ficklin Machine facility and general expenses relating to the higher level of business. Operating expenses as a percentage of net sales continued its downward trend to 21.3% in fiscal 1998 compared to 22.2% in fiscal 1997.

         Interest expense increased $185,543 to $370,591 in fiscal 1998 which was a 100% increase from $185,048 in fiscal 1997. The increase was due to higher levels of short-term and long-term debt necessary to finance the operation of Ficklin Machine and the purchase of new production machinery for the Cedar Falls plant. Interest expense as a percentage of net sales increased to 2.2% in fiscal 1998 from 1.3% in fiscal 1997.

         Income tax expense increased $78,724 to $560,999 in fiscal 1998 which was 16.3% increase from $482,275 in fiscal 1997. The increase was a result of higher earnings.

         Net income increased $142,631 to $1,000,007 in fiscal 1998 which was a 16.6% increase from $857,376 in 1997. Net income as a percentage of net sales decreased to 6.0% in fiscal 1998 from 6.2% in fiscal 1997.

         Fiscal 1997 Compared to Fiscal 1996

         Net sales increased $2,173,336 to $13,802,266 in fiscal year 1997 which represents a 19% increase over 1996 net sales of $11,628,930. This increase can be attributed to strong sales in spraying and manure handling equipment resulting from sales programs implemented during the year. In addition, incremental sales increased in connection with the acquisition of Ficklin Machine. The increases were offset by decreases in a number of product lines formerly sold by Clay Equipment that were sold off during the year to enable the Company to concentrate on products with the greatest potential for growth and profitability.

         The Company's gross margin increased to $4,566,239 in 1997 from $3,904,285 in 1996, a 17% increase, primarily due to increased sales volume. Gross margin as a percentage of net sales decreased to 33.1% in 1997 from 33.6% in 1996. This decrease is due primarily to the incremental sales from the Ficklin Machine acquisition achieving a lower percentage of profit than Top Air has historically experienced. The margins experienced by Ficklin Machine in the spring months have typically been lower than their margins on an annual basis.

         Operating expenses increased $355,219 to $3,060,929 in 1997 which was a 13% increase from $2,705,710 in 1996. The increase was due to incremental expenses associated with the acquisition of Ficklin Machine and to the higher level of business. Operating expenses as a percentage of net sales decreased to 22.2% in 1997 compared to 23.3% in 1996.

         Interest expense decreased $12,786 to $185,048 in 1997 which was a 6.5% decrease from $197,834 in 1996. The decrease was a net result of lower levels of operating debt carried throughout the year, offset by the additional debt assumed in connection with the purchase of Ficklin Machine. Interest expense as a percentage of net sales decreased to 1.3% in 1997 from 1.7% in 1996.

         Income tax expense increased $109,269 to $482,275 in 1997 which was a 29.3% increase from $373,006 in 1996. The increase was primarily a result of higher earnings.

         Net income increased $179,988 to $857,376 in 1997 which was a 26.6% increase from $677,388 in 1996. Net income as a percentage of net sales increased to 6.2% in 1997 from 5.8% in 1996.

         Liquidity

         Due to the seasonality of the period of use for the Company's products, it is necessary for the Company to build inventories ahead and finance accounts receivable for extended terms. As a result, the Company's need for working capital continues to increase as sales grow.

         The Company has used a combination of cash generated from operations and short-term bank loans to fund working capital requirements. The same combination is intended to be used to fund fiscal 1999 requirements. The Company believes it has access to sufficient working capital for its present and foreseeable needs and anticipates borrowing funds seasonally, as the need arises.

         As of May 31, 1998, the Company had a $4,000,000 line of credit from a bank pursuant to a credit and security agreement originally dated January 13, 1997 which expires November 30, 1998 and bears interest at the prime rate (8.25% as of May 31, 1998). As of May 31, 1998, there was $1,620,000 outstanding under the Company's line of credit.

         The Company's working capital on May 31, 1998 was $5,697,623 which was an increase from $5,140,589 in fiscal 1997 and $3,728,790 in fiscal 1996. Working capital increased primarily as a result of current assets being partially funded through earnings without the necessity to utilize short-term borrowings. The current ratio decreased to 2.48:1 in fiscal 1998 as compared to 2.90:1 in fiscal 1997 and 3.43:1 in fiscal 1996.

         Net cash used in operations for fiscal 1998 was $663,705, an increase of $327,644 from the cash used in fiscal 1997 of $336,061. The increase was primarily a result of financing higher levels of accounts receivable and inventories as the Company continues to grow.

         Net cash used in investing activities during fiscal 1998 was $981,038, a decrease of $1,034,100 from the cash generated in fiscal 1997 of $53,062. The decrease was primarily a result of additional investment in production machinery and equipment.

         Net  cash   provided  by  financing   activities  in  fiscal  1998  was
         $1,386,371, an increase of $840,371 from cash provided by financing activities in fiscal 1997 of $546,000. The increase was due to long-term borrowings to fund purchases of new machinery and short-term borrowing to fund increased levels of accounts receivable and inventories.

         Capital Resources

         In August, 1998 the Company began construction on a 27,000 square foot expansion to its Cedar Falls, Iowa facility. Total cost of the project is expected to be approximately $1,000,000. Construction will be substantially completed by January, 1999. This expansion will enable the Company to expand production capacity and will allow increased production efficiencies. The Company will use long term debt to finance this expansion.

         Year 2000

         Top Air is currently in the process of evaluating its computer control systems for the potential costs and effects of the upcoming Millennium change. The Company has been advised that its main computer hardware and software systems are year 2000 compliant and believes that actions required to prepare all other systems for the year 2000 issue will not have a material impact on its business, operations or financial condition.

                          Item 7 - Financial Statements

The financial statements of the Company are included herein as a separate section of this Report which begins on page F-1.

             Item 8 - Changes In and Disagreements with Accountants
                     On Accounting and Financial Disclosure

Not Applicable.

                                    PART III

                             Items 9, 10, 11 and 12

The information called for by Items 9, 10, 11 and 12 is incorporated by reference to the definitive proxy statement for the 1998 Annual Meeting of Shareholders of the Company (which involves the election of Directors), which will be filed with the Commission not later than September 28, 1998 (120 days after the end of the Company's most recently completed fiscal year).

                   Item 13 - Exhibits and Reports on Form 8-K

(a)      Exhibits

         See Index to Exhibits of this Report.

(b)      Reports on Form 8-K

         None.

                           TOP AIR MANUFACTURING, INC.
                                FINANCIAL REPORT
                                  MAY 31, 1998


                            INDEX TO FINANCIAL REPORT

                                                                         Page
                                                                         ----
INDEPENDENT AUDITOR'S REPORT                                              F-1

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance sheets                                            F-2
   Consolidated Statements of income                                      F-4
   Consolidated Statements of stockholders' equity                        F-5
   Consolidated Statements of cash flows                                  F-6
   Notes to consolidated financial statements                             F-8

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Top Air Manufacturing, Inc.
Cedar Falls, Iowa

We have audited the accompanying consolidated balance sheets of Top Air Manufacturing, Inc. and subsidiary as of May 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended May 31, 1998, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Top Air Manufacturing, Inc. and subsidiary as of May 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended May 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.



                                      /s/ McGLADREY & PULLEN, L.L.P.

Waterloo, Iowa
July 27, 1998

TOP AIR MANUFACTURING, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
May 31, 1998 and 1997

ASSETS (NOTE 3)                                                       1998                1997
----------------------------------------------------------------------------------------------

Current Assets
     Cash and cash equivalents                                   $   5,146         $   263,518
     Trade receivables, less allowance for doubtful
       accounts 1998 $131,000; 1997 $165,000                     4,211,004           3,344,742
     Current portion of long-term notes receivable (Note 4)         25,934             198,013
     Inventories (Note 2)                                        5,167,744           3,885,154
     Prepaid expenses                                              140,918             102,571
     Deferred income taxes (Note 5)                                  3,000              52,000
                                                               -----------        ------------
        Total current assets                                     9,553,746           7,845,998
                                                               -----------        ------------

Long-Term Receivables, Intangibles and Other Assets
     Notes receivable, net of current portion (Note 4)             286,598             149,132
     Deferred income taxes (Note 5)                                  6,500             111,500
     Goodwill (Note 10)                                          1,060,969           1,138,081
     Other assets                                                   57,182              81,627
                                                               -----------        ------------
                                                                 1,411,249           1,480,340
                                                               -----------        ------------

Property and Equipment
     Land and improvements                                          81,637              65,286
     Buildings                                                     357,183             350,450
     Machinery and equipment                                     2,418,500           1,599,591
     Transportation equipment                                      530,281             546,045
     Office equipment                                              411,088             280,680
                                                               -----------        ------------
                                                                 3,798,689           2,842,052
     Less accumulated depreciation                               1,122,423             782,912
                                                               -----------        ------------

                                                                 2,676,266           2,059,140
                                                               -----------        ------------

                                                               $13,641,261         $11,385,478
                                                               ===========         ===========


See Notes to Financial Statements.


LIABILITIES AND STOCKHOLDERS' EQUITY                             1998              1997
-----------------------------------------------------------------------------------------
Current Liabilities
     Notes payable (Note 3)                                 $ 1,620,000         $ 432,000
     Current maturities of long-term debt (Note 3)              455,087           361,778
     Accounts payable                                         1,004,707           885,076
     Accrued salaries and bonuses, including amounts
       due to officers 1998 $75,400; 1997 $205,844              299,601           475,485
     Accrued commissions payable                                245,311           184,585
     Other accrued expenses, including amounts due to
       officers and related party 1998 and 1997 $6,000          176,225            74,670
     Income taxes payable (Note 5)                               55,192           291,815
                                                            -----------        ----------
         Total current liabilities                            3,856,123         2,705,409
                                                             ----------        ----------

Long-Term Debt (Note 3)                                       2,323,567         2,108,381
                                                             ----------        ----------

Commitments (Notes 6 and 11)

Stockholders' Equity (Note 3)
     Capital  stock,  common,  no par  value;
       stated  value  $.0625  per share;
       authorized 20,000,000 shares; issued 1998
       5,167,098 shares; 1997 5,164,765 shares (Note 6)         322,944           322,798
     Additional paid-in capital                               2,900,688         2,898,636
     Retained earnings                                        4,369,952         3,369,945
                                                             ----------        ----------
                                                              7,593,584         6,591,379

Less cost of common stock reacquired for the treasury
       1998 83,642 shares; 1997 29,217 shares                   132,013            19,691
                                                            -----------       -----------
                                                              7,461,571         6,571,688
                                                             ----------       -----------

                                                           $ 13,641,261      $ 11,385,478
                                                           ============      ============


TOP AIR MANUFACTURING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
Years Ended May 31, 1998, 1997 and 1996

                                                          1998             1997              1996
-----------------------------------------------------------------------------------------------------

Net sales                                              $16,562,461      $13,802,266       $11,628,930

Cost of goods sold                                      11,120,801        9,236,027         7,724,645
                                                       -----------      -----------       -----------

         Gross profit                                    5,441,660        4,566,239         3,904,285
                                                       -----------      -----------       -----------

Operating expenses:
     Selling                                             1,585,741        1,524,782         1,403,264
     Provision for doubtful accounts                        47,208         (31,208)             6,572
     Other general and administrative, including
       amounts paid to related parties 1998,
       1997 and 1996 $48,000 (Note 7)                    1,897,476        1,567,355         1,295,874
                                                        ----------       ----------        ----------
                                                         3,530,425        3,060,929         2,705,710
                                                        ----------       ----------        ----------

         Operating income                                1,911,235        1,505,310         1,198,575
                                                        ----------       ----------        ----------

Financial income (expense):
     Interest income                                        20,362           19,389            49,653
     Interest expense                                    (370,591)        (185,048)         (197,834)
                                                       -----------       ----------        ----------
                                                         (350,229)        (165,659)         (148,181)
                                                       -----------       ----------        ----------

         Income before income taxes                      1,561,006        1,339,651         1,050,394

Federal and state income taxes (Note 5)                    560,999          482,275           373,006
                                                       -----------       ----------        ----------

         Net income                                    $ 1,000,007        $ 857,376         $ 677,388
                                                       ===========        =========         =========

Earnings per share (Note 9):
     Basic                                                 $  0.20          $  0.19           $  0.17
                                                           =======          =======           =======
     Fully diluted                                         $  0.19          $  0.19           $  0.17
                                                           =======          =======           =======

Weighted average shares (Note 9):
     Basic                                               5,088,646        4,416,379         3,942,532
     Fully diluted                                       5,249,873        4,504,445         3,988,579


See Notes to Financial Statements.

TOP AIR MANUFACTURING, INC. AND SUBSIDIARY

CONSOLIDATED  STATEMENTS OF STOCKHOLDERS'  EQUITY
Years Ended May 31, 1998, 1997 and 1996



                                            Capital        Additional
                                             Stock,          Paid-In         Retained       Treasury
                                             Issued          Capital         Earnings         Stock           Total
                                            -------        ----------        --------       --------          -----
Balance, May 31, 1995                      $198,402          $840,877       $1,835,181        $     -       $2,874,460
     Net income                                   -                 -          677,388              -          677,388
     Issuance of 837,666 shares
       of common stock for the
       purchase of Clay Equipment
       Corporation  (Note 10)                52,354           546,666                -              -          599,020
     Issuance of 1,666 shares
       of common stock upon the
       exercise of options                      104             1,187                -              -            1,291
     Purchase of 29,217 shares
       of common stock for the
       treasury                                   -                 -                -       (19,691)         (19,691)
                                        -----------    --------------   --------------      ---------       ----------
Balance, May 31, 1996                       250,860         1,388,730        2,512,569       (19,691)        4,132,468
     Net income                                   -                 -          857,376              -          857,376
     Issuance of 1,150,000 shares
       of common stock for the
       purchase of Ficklin Machine
       (Note 10)                             71,875         1,509,375                -              -        1,581,250
     Issuance of 1,000 shares of
       common stock upon the
       exercise of options                       63               531                -              -              594
                                       ------------      ------------   --------------    -----------     ------------
Balance, May 31, 1997                       322,798         2,898,636        3,369,945       (19,691)        6,571,688
     Net income                                   -                 -        1,000,007              -        1,000,007
     Purchase of 54,425 shares
       of common stock for the
       treasury                                   -                 -                -      (112,322)        (112,322)
     Issuance of 2,333 shares of
       common stock upon the
       exercise of options                      146             2,052                -              -            2,198
                                        -----------     -------------  --------------- --------------    -------------
Balance, May 31, 1998                     $ 322,944       $ 2,900,688      $ 4,369,952    $ (132,013)      $ 7,461,571
                                          =========       ===========      ===========    ===========      ===========



See Notes to Financial Statements.

TOP AIR MANUFACTURING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended May 31, 1998, 1997 and 1996
                                                         1998               1997                1996
-------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
     Net income                                       $1,000,007          $857,376            $677,388
     Adjustments to reconcile net income to
       net cash provided by (used in) operating
       activities:
     Depreciation                                        409,457           331,021             268,933
     Amortization                                         97,516            32,275                 112
     Deferred income taxes                               154,000          (87,000)             159,000
     (Gain) on sale of equipment                        (11,631)          (79,921)            (16,220)
     Change in assets and liabilities,
       net of the effects of business
       acquisitions (Note 10):
     (Increase) decrease in:
     Trade receivables                                 (866,262)       (1,500,679)            (74,289)
     Inventories                                     (1,282,590)          (41,043)             305,413
     Prepaid expenses                                   (38,347)            50,630            (87,242)
     Increase (decrease) in:
     Accounts payable and accrued expenses               110,768         (125,765)           (448,399)
     Income taxes payable                              (236,623)           227,045            (43,706)
                                                    ------------        ----------         -----------
          Net cash provided by (used in)
           operating activities                        (663,705)         (336,061)             740,990
                                                    ------------        ----------          ----------

Cash Flows From Investing Activities
     Proceeds from sale of equipment                      19,600         1,135,312              67,450
     Purchase of property and equipment              (1,034,552)         (996,927)           (442,464)
     Payments received on long-term
       notes and other receivable                         34,613           148,149             540,076
     Disbursements on notes receivable                         -         (193,000)                   -
     Increase in intangible and other assets               (699)          (40,472)            (45,164)
                                                    ------------       -----------        ------------
          Net cash  provided by (used in)
           investing activities                        (981,038)            53,062             119,898
                                                     -----------       -----------        ------------

Cash Flows from Financing Activities
     Proceeds from short-term borrowings               8,712,400         7,049,000           5,268,100
     Principal payments on short-term borrowings     (7,524,400)       (6,617,000)         (5,268,100)
     Proceeds from long-term borrowings                  725,000         1,388,444           3,562,700
     Principal payments on long-term borrowings        (416,505)       (1,275,038)         (4,819,419)
     Purchase of common stock for the treasury         (112,322)                 -            (19,691)
     Proceeds from issuance of common stock                2,198               594               1,291
                                                    ------------    --------------       -------------
          Net cash provided by (used in)
           financing activities                        1,386,371           546,000         (1,275,119)
                                                     -----------       -----------        ------------

                                   (Continued)


TOP AIR MANUFACTURING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended May 31, 1998, 1997 and 1996

                                                   1998             1997              1996
---------------------------------------------------------------------------------------------

Increase (decrease) in cash
  and cash equivalents                          $(258,372)         $263,001        $(414,231)

Cash and Cash Equivalents
     Beginning                                     263,518              517           414,748
                                                ----------      -----------        ----------
Ending                                          $    5,146         $263,518       $       517
                                                ==========         ========       ===========

Supplemental Disclosures of Cash Flow
     Information
       Cash payments for:
          Interest                               $ 363,444        $ 173,334         $ 195,193
                                                 ---------        ---------         ---------
          Income Taxes                           $ 643,622        $ 344,029         $ 257,712
                                                 ---------        ---------         ---------

Supplemental Schedule of Noncash Investing
  and Financing Activities
Acquisition of Ficklin Machine
  (Note 10):
Working capital acquired                                        $1,075,457
Fair value of other assets acquired,
  principally property and equipment                               775,015
Goodwill                                                         1,125,753
Long-term debt assumed                                          (1,394,975)
                                                                -----------
                                                               $ 1,581,250

Issuance of 1,150,000 shares of common stock                   $ 1,581,250
                                                               ===========

Acquisition of Clay Equipment Corporation
  (Note 10):
Working capital acquired                                                         $1,329,160
Fair value of other assets acquired,
  principally equipment                                                           1,098,595
Long-term debt assumed                                                           (1,828,735)
                                                                            $       599,020
                                                                            ===============

Issuance of 837,666 shares of common stock                                  $       599,020
                                                                            ===============



See Notes to Financial Statements.

TOP AIR MANUFACTURING, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

Note 1.  Nature of Business and Significant Accounting Policies

Nature of business: The Company's operations consist of the design, manufacture and sale of agricultural equipment and repair and replacement parts to dealers located primarily in the midwestern states on credit terms that the Company establishes for individual customers.

Significant accounting policies:

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its subsidiary, Ficklin Machine, which is wholly-owned. All significant intercompany accounts and transactions have been eliminated.

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

Goodwill: Goodwill resulting from the Company's acquisition of Ficklin Machine is being amortized over 15 years using the straight-line method and is periodically reviewed for impairment based upon an assessment of future operations to ensure that they are appropriately valued. Accumulated amortization on goodwill totaled $103,195 and $28,144 at May 31, 1998 and 1997 respectively.

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

Fair value of financial instruments: The carrying amount of cash and cash equivalents, trade receivables and accounts payable approximates fair value because of the short maturity of these instruments. The carrying amounts of notes receivable, current notes payable and long-term debt approximate fair values because these instruments bear interest at approximate current rates available to the Company for similar instruments.

Earnings per share: In 1997, the Financial Accounting Standards Board (the "FASB") issued Statement No. 128, "Earnings Per Share." Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding. In computing diluted earnings per share, the dilutive effect of stock options during the periods presented as well as the effect of contingently issuable shares also increase the weighted average number of shares.

The Company initially applied Statement No. 128 for the year ended May 31, 1998 and has restated all per share information for prior years to conform to Statement No. 128.

Recently issued accounting standards: In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", both of which are required to be adopted for fiscal years beginning after December 15, 1997. SFAS No. 130 will require the Company to report in its financial statements all non-owner related changes in equity for the periods being reported. SFAS No. 131 will require the Company to disclose revenues, earnings, and other financial information pertaining to the business segments by which the Company is managed, as well as what factors management used to determine these segments. The Company is currently evaluating the requirements of SFAS NO. 130 and 131 to determine how to present the required information in its financial statements and related disclosures.


Note 2.  Composition of Inventories

Inventories at May 31, 1998 and 1997 consisted of the following:

                                                1998                      1997
                                               -----                     -----
Raw materials                               $286,304                  $206,833
Work in process                              383,516                   257,099
Finished goods                             4,497,924                 3,421,222
                                         -----------               -----------
                                         $ 5,167,744               $ 3,885,154
                                         ===========               ===========

Note 3.  Pledged Assets and Related Debt

The Company has a line of credit agreement with a bank which expires November 30, 1998, under which they may borrow up to $4,000,000 in current notes payable based on a percentage of inventory and trade receivables. Based on the levels of inventory and trade receivables, the total amount available could be borrowed under this agreement at May 31, 1998. The interest rate on advances under this agreement is the bank's prime rate (effective rate of 8.25% at May 31, 1998). The Company has borrowings on this line of $1,620,000 and $432,000 as of May 31, 1998 and 1997, respectively. (a)


Long-term debt at May 31, 1998 and 1997 consisted of the following:
                                                                                              Amount Owed
                                                                                       1998                  1997
                                                                                       ----                  ----

Line of credit,  bank,  borrowings  bearing  interest at 8.25%,  all outstanding principal  and interest due June 26, 2000.  Under the terms of this  agreement the  Company is allowed to use excess cash to  temporarily  pay down this loan and will be allowed to borrow up to a maximum available credit  established by the bank. At May 31, 1998 additional borrowings of $15,000 are available under this agreement. This borrowing limit decreases quarterly to approximately
  $900,000 at the maturity of the agreement. (a)                                   $1,168,403              $1,295,344

Note payable, bank, due in monthly installments of $15,711,
  including interest at 8.25%, through January 10, 2004.  (a)                         853,142                 963,445

Note payable, bank, due in monthly installments of $14,875,
  including interest at 8.25% through October 3, 2002.  (a)                           668,913                       -

Note payable,  City of Cedar Falls, Iowa, due in annual installments of $12,857, noninterest bearing, through September 15, 2000.
  Collateralized by all inventory and trade receivables.                               38,571                  51,428

Contract payable, due in monthly installments of $2,494, including interest at 8%, through May 7, 1999.  Collateralized by a note
  receivable of $121,960 (Note 4).                                                     28,666                  55,135

Note payable, employee, due in weekly installments of $962,
  noninterest bearing, through October 31, 1998.  Collateralized by
  other assets.                                                                        20,959                  70,959

Other                                                                                       -                  33,848
                                                                              ---------------             -----------
                                                                                    2,778,654               2,470,159
Less current maturities                                                               455,087                 361,778
                                                                                  -----------              ----------
                                                                                   $2,323,567              $2,108,381
                                                                                   ==========              ==========


(a) These borrowings are collateralized by substantially all of the assets of the Company. The agreements contain various restrictive covenants including, among others, ones which require the Company to maintain a certain amount of working capital, $5,000,000 of tangible equity and certain minimum financial ratios. All covenants have been complied with at May 31, 1998.


The following is a schedule by years of the maturities of the long-term debt as of May 31, 1998:

Year ending May 31:
                            1999                                      $455,087
                            2000                                       439,104
                            2001                                     1,181,123
                            2002                                       320,957
                            2003                                       257,406
                           Thereafter                                  124,977
                                                                   $ 2,778,654

Note 4.  Notes Receivable

Notes receivable as of May 31, 1998 consist of the following:

     To be received $2,500 monthly, including
       interest at 10%, through March 1,
       2000, with balance due at that date.                           $163,399
     To be received $1,386 monthly, including
       interest at 8%, through June 2009.                              121,960
     Stockholder, noninterest bearing, to be
       received in three payments of $1,500
       a year through January 2004.                                     27,173
                                                                       312,532
Less current portion                                                    25,934
                                                                      $286,598

Note 5.  Income Taxes

Net deferred tax assets consist of the following components as of May 31, 1998 and 1997:

                                                        1998            1997
                                                        -----           -----
Deferred tax assets:
Allowance for doubtful accounts                       $33,000         $50,000
Accrued expenses                                       46,000          57,000
Contracts payable                                      10,000          25,000
Net operating loss carryforward                       128,000         139,000
Deductible goodwill of predecessor company            189,000         208,000
Inventory                                              28,000          38,000
                                                     --------       ---------
                                                      434,000         517,000
                                                     --------        --------
Deferred tax liabilities:
Property and equipment                                100,500          38,500
Inventory                                             210,000         315,000
Trade receivables                                     114,000               -
                                                      -------       ---------
                                                      424,500         353,500
                                                      -------         -------

                                                     $  9,500       $ 163,500
                                                     ========       =========


The  deferred  tax  amounts   mentioned   above  have  been  classified  on  the
accompanying balance sheets as of May 31, 1998 and 1997 as follows:

                                                       1998            1997
                                                       ----            ----
Current assets                                      $  3,000       $  52,000
Noncurrent assets                                      6,500         111,500
                                                    --------       ---------
                                                    $  9,500       $ 163,500
                                                    ========       =========

The Company acquired operating loss carryforwards in connection with the purchase of certain assets of Clay Equipment Corporation (Note 10). Limitations imposed by current tax laws limit the utilization of these carryforwards to approximately $40,000 per year through 2009.

Income tax expense is made up of the following components:

                                                   Year Ended May 31,
                                        1998             1997             1996
                                        ----             ----             ----
Current tax expense:
Federal                            $  397,999        $  506,827     $   188,000
State                                   9,000            62,448          26,006
                                      406,999           569,275         214,006
Deferred tax expense (credit)         154,000           (87,000)        159,000
                                   ----------        ----------     -----------
                                   $  560,999        $  482,275     $   373,006
                                   ==========        ==========     ===========

Total reported tax expense applicable to the Company's operations varies from the amount that would have resulted by applying the federal income tax rate to income before income taxes for the following reasons:

                                                   Year Ended May 31,
                                        1998             1997            1996
                                        ----             ----            ----
Income tax expense at statutory
  federal income tax rate          $  546,352       $  468,878      $   367,638
State tax expense, net of federal
  income tax benefit                    6,202           41,216           17,164
Benefit of income taxed at lower
  rates                               (15,610)         (13,397)         (10,504)
Other                                  24,055          (14,422)          (1,292)
                                   $  560,999       $  482,275      $   373,006

Note 6.  Stock-Based Compensation

At May 31, 1998, the Company has a stock-based compensation plan which is described below. As permitted under generally accepted accounting principles, grants under this plan are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under the plan. Had compensation cost for the stock based compensation plan been determined based on the grant date fair values of the awards (the method prescribed in SFAS No. 123), reported net income and earnings per share would have been reduced to the pro forma amounts shown below:

                                                  Year Ended May 31,
                                      1998              1997             1996
                                      ----              ----             ----
Net income
As reported                     $  1,000,007       $   857,376       $  677,388
Pro forma                            940,007           830,376          670,888

Basic earnings per share
As reported                             0.20              0.19             0.17
Pro forma                               0.18              0.19             0.17

Fully diluted earnings per share
As reported                             0.19              0.19             0.17
Pro forma                               0.18              0.18             0.17


The Company has a stock option plan adopted in 1993 which provides for the issuance of a maximum of 425,000 shares of common stock to officers, directors and key employees at a price per share of not less than 100% of the market price at the date of grant. The options granted under this plan become exercisable over three years.

In addition, the Company granted options to purchase 50,000 share of common stock of the Company to a non-employee in connection with the acquisition of Ficklin Machine. See Note 10.

The  fair  value  of each  grant  is  estimated  at the  grant  date  using  the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions for grants:

                                                    Year Ended May 31,
                                        1998              1997             1996
                                        ----              ----             ----
Risk free interest rate                 5.71%            6.35%             6.35%

Expected life                        10 years         10 years          10 years

Price volatility                        40.4%            29.6%             29.6%

Expected dividends                         -                -                 -

The following table summarizes the options to purchase shares of the Company's common stock:

                                                         Stock Options
                                                         -------------
                                                                       Weighted
                                                                        Average
                                                                       Exercise
                                              Outstanding                Price
                                              -----------              --------
Balance at May 31, 1995                          137,167                0.7673
Granted                                           67,000                1.2650
Exercised                                         (1,666)               0.7251
Canceled                                          (1,000)               0.7500
Balance at May 31, 1996                          201,501                0.9332
Granted                                          116,000                1.3750
Exercised                                         (1,000)               0.5938
Canceled                                          (7,000)               1.1429
Balance at May 31, 1997                          309,501                1.0952
Granted                                           67,500                2.6875
Exercised                                         (2,333)               0.9421
Canceled                                          (5,667)               1.2831
Balance at May 31, 1998                          369,001                1.3846


                                                  Number of Options
                                      1998            1997             1996
                                      ----            ----             ----
Exercisable, end of year            239,500          132,995           82,157

Weighted-average fair value
  per option of options
  granted during the year          $   1.66         $   0.78         $   0.71


Options are exercisable over varying periods ending on January 2008.

A further summary of the fixed options outstanding at May 31, 1998 is as follows:

                           Options Outstanding               Options Exercisable
                           -------------------               -------------------
                                    Weighted
                                     Average     Weighted               Weighted
                                    Remaining    Average                 Average
Range of               Number      Contractual   Exercise     Number    Exercise
Exercise Prices     Outstanding       Life       Price     Exercisable   Price
---------------     -----------    -----------   --------  -----------  --------
          $  .5938     35,334     $   4.625    $  0.5938     35,334   $   0.5938
          $  .8438     37,667         5.625       0.8438     37,667       0.8438
$ .7500 to $1.0000     56,500         6.578       0.8274     56,500       0.8261
$1.2188 to $1.2813     58,000         7.584       1.2624     38,669       1.2637
           $1.3750    114,000         8.625       1.3750     71,330       1.3750
           $2.6875     67,500         9.660       2.6875          -            -
                       ------         -----       ------    -------   ----------
                      369,001     $   7.648    $  1.3845    239,500   $   1.0287

Research and Development

Research and development costs included in the statements of income as part of other general and administrative expenses totaled $486,985, $448,350 and $400,916 for the years ended May 31, 1998, 1997 and 1996, respectively.

Employee Benefit Plan

The Company has a 401(k) defined contribution plan covering substantially all employees. The plan provides for a matching employer contribution based on the employee's contributions up to 10% of compensation. Additional discretionary contributions to the plan may also be made. Employer contributions for the years ended May 31, 1998, 1997 and 1996 were $52,569, $40,444 and $35,029 respectively.

Earnings Per Share

In compliance with Financial Accounting Standards Board Statement No. 128, "Earnings per Share," issued in February 1997, the Company has changed its method of computing earnings per share effective for fiscal 1998. All prior periods presented have been restated to conform to the new requirements which exclude contingently issuable shares and the dilutive effect of stock options from the number of weighted average shares used in the computation of basic earnings per share. The effect of Statement 128 on diluted earnings per share is immaterial compared to previously disclosed fully diluted earnings per share. Basic and diluted earnings per share are calculated as follows:

                                                     Year Ended May 31,
                                            1998           1997            1996
                                            ----           ----            ----
Basic earnings per share:
Net income available to common
  stockholders-basic                  $ 1,000,007     $  857,376      $  677,388

Weighted average shares
  outstanding-basic                     5,088,646      4,416,379       3,942,532

Basic earnings per share              $      0.20     $     0.19      $     0.17

Diluted earnings per share:
Net income available to
  common stockholders-diluted         $ 1,000,007     $  857,376      $  677,388

Weighted average shares
  outstanding-basic                     5,088,646      4,416,379       3,942,532

Effect of dilutive securities,
  employee stock options                  161,227         88,066          46,047

Weighted average shares
  outstanding-diluted                   5,249,873      4,504,445       3,988,579

Diluted earnings per share            $      0.19     $     0.19      $     0.17


At May 31,  1998,  1997 and  1996,  respectively,  67,500,  none and  67,000  of employee stock options were outstanding but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

Note 10.  Business Acquisitions

On January 15, 1997 the Company acquired all of the issued and outstanding stock of Ficklin Machine of Onarga, Illinois in exchange for 1,150,000 shares of the Company's no par value common stock. As a result, Ficklin Machine became a wholly-owned subsidiary of the Company.

Ficklin Machine designs, manufactures and distributes grain wagons and carts and small lawn and garden sprayers. The Company currently intends to continue the business of Ficklin Machine in substantially the same manner as conducted prior to the acquisition. The acquisition has been accounted for by the purchase method and the results of operations of Ficklin Machine since the date of acquisition are included in the financial statements.

Unaudited pro forma consolidated condensed financial statements for the year ended May 31, 1997 and 1996 as though Ficklin had been acquired as of March 6, 1996, Ficklin Machine's date of inception, are as follows:

Net sales                             $   17,213,000       $   12,681,000
Net income                                   923,000              705,000
Earnings per share:
Basic                                           0.18                 0.17
Diluted                                         0.18                 0.17

On June 26, 1995 the Company acquired certain assets of Clay Equipment Corporation ("Clay") of Cedar Falls, Iowa in exchange for the assumption of approximately $2,500,000 of liabilities and 837,666 shares of the Company's no par value common stock with a value of approximately $628,000. In connection with the issuance of these shares, the Company incurred stock registration costs of approximately $29,000. Clay designed, manufactured, and distributed livestock equipment and other agricultural related products, primarily manure spreader wagons and milking equipment. The Company moved the combined operations to Cedar Falls, Iowa in October 1996 where the Company has entered into a lease with the City of Cedar Falls, Iowa (See Note 11). In association with the move the City purchased the land and building of the former Clay site under a flood relocation plan. The City withheld $131,500 of the purchase price for possible clean up costs after the former Clay site was demolished. Also, as part of the flood relocation plan the Company sold equipment and was reimbursed by the City of Cedar Falls for the moving costs or replacement of equipment with a book value of $755,546. All proceeds and reimbursements were received by the Company. The acquisition has been accounted for by the purchase method and results of operations of Clay since the date of acquisition are included in the financial statements.

Lease Commitments and Subsequent Events

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

The total minimum rental commitment, including the extension period, at May 31, 1998 is approximately $2,700,000 which is due as follows:

Year ending May:
           1999                                 $  200,000
           2000                                    200,000
           2001                                    200,000
           2002                                    200,000
           2003                                    200,000
           Thereafter                            1,700,000
                                               -----------
                                               $ 2,700,000
                                               ===========

Under this agreement, the Company incurred approximately $200,000 and $143,000 in rent expense for the years ended May 31, 1998 and 1997, respectively.

On July 13, 1998 the Company received a contribution of approximately 4 acres of land from the City in exchange for an agreement to expand its current manufacturing facilities. Subsequently, the Company broke ground on this expansion which is expected to cost approximately $1,000,000 and be completed in January 1999. As a part of this agreement, in the event that the existing 85,000 square foot facility discussed above is sold prior to the Company's right to exercise its purchase option, the Company would receive 20.5% of the proceeds of the sale. The cost of the expansion is expected to be financed with additional long-term debt under terms which have not yet been determined.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Registrant      Top Air Manufacturing


                                 /s/ Steven R. Lind
By (Signature and Title)        ------------------------------------------------
                                Steven R. Lind, Principal Executive Officer

                                 /s/ Steven F. Bahlmann
                                ------------------------------------------------
                                Steven F. Bahlmann, Principal Accounting Officer

Date:  August 28, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  /s/ Wayne C. Dudley                   By: /s/ Franklin A. Jacobs
   ----------------------------------         ----------------------------------
     Wayne C. Dudley, Director                Franklin A. Jacobs, Director
     Date:  August 28, 1998                   Date:  August 28, 1998



By:  /s/ Dennis W. Dudley                  By: /s/ S. Lee Kling
   ---------------------------------          ----------------------------------
     Dennis W. Dudley, Director               S. Lee Kling, Director
     Date:  August 28, 1998                   Date:  August 28, 1998



By:                                        By: /s/ Sanford W. Weiss
   --------------------------------           ----------------------------------
     Robert J. Freeman, Director              Sanford W. Weiss, Director
     Date:  August __, 1998                   Date:  August 28, 1998



By:  /s/ Steven R. Lind                    By: /s/ Thaddeus P. Vannice, Sr.
   --------------------------------           ----------------------------------
     Steven R. Lind, Director                 Thaddeus P. Vannice, Sr., Director
     Date:  August 28, 1998                   Date:  August 28, 1998

                                INDEX TO EXHIBITS

Exhibit
Number                  Description                                        Page
-------                 -----------                                        ----
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

*10(d) Summary Plan description for 401(k) plan adopted by the Board of directors on October 22, 1991, filed as Exhibit 28(b) to the Company's Annual Report on Form 10-KSB for fiscal year 1992 (the "1992 Form 10-KSB")

*10(e) Promissory Note dated May 16, 1996 between the Company and Norwest Bank Iowa, N.A., filed as Exhibit 10(e) to the Company's Annual Report of Form 10-KSB for the fiscal year 1996 (the "1996 Form 10-KSB")

**10(f) Variable balance promissory note dated October 10, 1997, between the Company and Norwest Bank Iowa, N.A.

*10(g) Promissory Note dated January 13, 1997 between the Company and Norwest Bank Iowa, N.A., filed as Exhibit 10(g) to the Company Annual Report on Form 10-KSB for the fiscal year 1997 (the "1997 Form 10-KSB")

*10(h) First Amendment to 1993 Stock Option Plan dated October 1, 1995, filed as Exhibit 10(h) to the 1997 Form 10-KSB

*10(i) Second Amendment to 1993 Stock Option Plan dated March 4, 1997, filed as Exhibit 10(i) to the 1997 Form 10-KSB

*10(j) Consulting Agreement dated December 12, 1996 between the Company and Gregory Wilson, together with a Stock Option Agreement issued in connection therewith, filed as Exhibit 10(j) to the 1997 Form 10-KSB

**10(k) Promissory Note dated October 10, 1997 between the Company and Norwest Bank Iowa, N.A.

**10(l)  Building lease dated April 17, 1995 between the
         Company and the City of Cedar Falls, Iowa

**10(m) Developmental agreement dated between the Company and the City of Cedar Falls, Iowa

**11     Statement re Computation of Per Share Earnings

**23     Consent of Accountants

**27     Financial Data Schedule
         (Filed in EDGAR version only)

**99 Cautionary Statement Identifying Important Factors that Could Cause the Company's Actual Results to
         Differ from those Projected in Forward-Looking
         Statements

----------------
 * Incorporated by reference to the indicated documents or parts thereof, previously filed with the Commission.

**       Filed herewith.