Form 10QSB
period 1998-08-31
TOP AIR MANUFACTURING INC
filed 1998-10-15
CIK 355469

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)
{X} Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly Period ended August 31, 1998

         or

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

                                Yes X     No

       4,978,757 Common Shares were outstanding as of September 30, 1998.

                   TOP AIR MANUFACTURING, INC. AND SUBSIDIARY


                                      INDEX


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets,
August 31, 1998 (unaudited) and May 31, 1998                              1

Unaudited Condensed Consolidated Statements of
Operations Three Months Ended August 31, 1998
and 1997                                                                  2

Unaudited Condensed Consolidated Statements of
Cash Flows, Three Months Ended August 31, 1998
and 1997                                                                  3

Notes to Condensed Consolidated Financial
Statements (unaudited)                                                    4


Item 2. Management's Discussion and Analysis or
        Plan of Operation                                                 5


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports of Form 8-K                                  7

                   TOP AIR MANUFACTURING, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                 AUGUST 31,            MAY 31,
                                                   1998                 1998*
                                                 ----------            --------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                       $   3,588          $     5,146
  Trade receivables, net of allowance for
    doubtful accounts August 31, 1998
    $122,167; May 31, 1998 $131,000               3,720,845            4,211,004
  Inventories (Note 2)                            5,885,096            5,167,744
  Income tax benefits                               168,726                   --
  Other current assets                              175,073              169,852
                                                   ---------           ---------

    Total Current Assets                          9,953,328            9,553,746
                                                  ---------            ---------

LONG TERM RECEIVABLES AND OTHER ASSETS
  Notes receivable, net of current portion          279,451              286,598
  Goodwill                                        1,041,516            1,060,969
  Other  assets                                      51,231               63,682
                                               ------------        -------------
                                                  1,372,198            1,411,249
                                                -----------          -----------
PROPERTY AND EQUIPMENT, at cost,
  less accumulated depreciation
  August 31, 1998 $1,097,324;
  May 31, 1998 $1,122,423                         2,752,251            2,676,266
                                                  ---------            ---------

                                                $14,077,777          $13,641,261
                                                ===========          ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term debt                               $ 3,556,206        $   2,624,707
  Other Liabilities and accrued items               913,591            1,231,416
                                                    -------            ---------

    Total Current Liabilities                     4,469,797            3,856,123
                                                  ---------            ---------

LONG-TERM DEBT                                    2,379,637            2,323,567
                                                  ---------          -----------

STOCKHOLDERS' EQUITY
  Common stock                                      323,131              322,944
  Additional paid-in capital                      2,903,324            2,900,688
  Retained earnings                               4,144,131            4,369,952
                                                  ---------            ---------
                                                  7,370,586            7,593,584
  Less cost of treasury stock                       142,243              132,013
                                                 ----------          -----------
                                                  7,228,343            7,461,571
                                                  ---------            ---------
                                                $14,077,777          $13,641,261
                                                ===========          ===========

*Condensed from Audited Financial Statements.

            See notes to Condensed Consolidated Financial Statements.

                   TOP AIR MANUFACTURING, INC. AND SUBSIDIARY

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  Three Months ended August 31, 1998 and 1997


                                                      1998            1997
                                                      ----            ----

Net Sales                                         $2,240,909     $2,597,927
                                                   ---------      ---------
Costs and Expenses

  Cost of goods sold                               1,626,421      1,882,906

  Selling and administrative expenses                725,285        691,038

  Research and development expenses                  133,898        109,306

  Interest Expense                                   117,637         72,699
                                                   ---------      ---------
                                                   2,603,241      2,755,949
                                                   ---------      ---------
    Operating Income (loss)                         (362,332)      (158,022)

Other Income                                           4,580         11,803
                                                   ---------      ---------

  Income (loss) before Income Taxes                 (357,752)      (146,219)

    Income Taxes (credits)                          (131,931)       (52,615)
                                                   ----------      ---------
  Net Income (loss)                                $(225,821)      $(93,604)
                                                   ==========      =========

Earnings (loss) per Common  Share                  $  (  .04)      $ (  .02)


Weighted Average Number of Shares                  5,083,664       5,101,560
                                                   =========       =========


           See Notes to Condensed Consolidated Financial Statements.

                   TOP AIR MANUFACTURING, INC. AND SUBSIDIARY

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             Three Months Ended August 31, 1998 and August 31, 1997



                                                     1998               1997
                                                     ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash (used in) operating activities       $ (1,108,091)      $ (1,223,861)
                                                ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                (185,244)           (76,950)
  Payments received on long-term
    notes receivable                                   8,202              3,097
                                                 -----------        -----------
    Net cash (used in) investing activities         (177,042)           (73,853)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term borrowings              1,895,000          2,130,000
  Proceeds from long-term borrowings                 162,414                 --
  Principal payments on short term borrowings       (653,000)          (904,000)
  Principal payments on long-term borrowings        (113,432)           (84,600)
  Net proceeds from issuance of common stock
  August 31, 1998 3,001 shares; August 31, 1997
  2,000 shares                                         2,823              1,771
  Purchase of common stock for the treasury          (10,230)           (96,422)
  Stock Registration Fees                                 --             (7,500)
                                                 -----------         ----------
Net cash provided by financing activities          1,283,575          1,039,249
                                                 -----------         ----------


Increase (decrease) in Cash and
  Cash Equivalents                                    (1,558)          (258,465)

CASH AND CASH EQUIVALENTS
  Beginning                                            5,146            263,518
                                                 -----------         ----------

  Ending                                         $     3,588         $    5,053
                                                 ===========         ==========



           See notes to Condensed Consolidated Financial Statements.

                   TOP AIR MANUFACTURING, INC. AND SUBSIDIARY


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  Condensed Consolidated Financial Statements

The financial statements of Top Air Manufacturing, Inc. and its wholly owned subsidiary (Ficklin Machine Co.) have been presented on a consolidated basis as of August 31, 1998, May 31, 1998 and for the three months ended August 31, 1998 and 1997. All significant intercompany accounts and transactions have been eliminated.

The condensed consolidated balance sheet as of August 31, 1998 and the condensed consolidated statements of operations and cash flows for the three months ended August 31, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1998 Annual Report to Shareholders. The results of operations for the periods ended August 31, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

Note 2.  Inventories

         Inventories consist of the following:


                                           August 31, 1998         May 31, 1998

         Finished Goods                         $ 5,173,693         $ 4,497,924
         Work in Process                            290,885             383,516
         Raw Materials and Supplies                 420,518             286,304
                                                -----------         -----------

                                                $ 5,885,096         $ 5,167,744
                                                ===========         ===========

                   TOP AIR MANUFACTURING, INC. AND SUBSIDIARY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS

Net Sales:

Top Air Manufacturing Inc.'s net sales for the first quarter of fiscal 1999 decreased 14% to $2,240,909 compared to $2,597,927 for the same period last year. The decrease is a result of an overall downturn in the agricultural economy. Lower worldwide demand for grain and high domestic production has resulted in depressed commodity prices effecting both grain and livestock farming operations. The Company is assessing the potential impact this downturn may have on the demand for agricultural equipment in order to make the necessary adjustments to minimize negative effects on profitability for the rest of fiscal 1999.

Operating Costs & Expenses:

The Company's cost of goods sold for the quarter ended August 31, 1998 increased to 73% of net sales compared to 72% for the first quarter of the previous year. The increase, as a percentage of sales, was a result of fixed costs being spread over a lower volume of sales.

Operating expenses increased 7% to $859,183 for the first quarter of fiscal 1999 compared to $800,344 for the previous year. The increase was primarily a result of increased administrative expenses from the relocation of a Company officer, the cost of a consultant to help develop improved production control procedures and the addition of one employee to account for and implement these new procedures.

Interest Expense:

Interest expense increased 62% to $117,637 compared to $72,699 for the first quarter of last year. The increase was due to higher levels of short-term and long-term debt outstanding during the period primarily as a result of the purchase of new production machinery and increased levels of inventory.

Income Taxes:

The income tax credits of $131,931 and $52,615 for the quarters ended August 31, 1998 and 1997, represent the benefit that would be received if the loss of the quarter was carried back to reclaim income tax paid in prior years.

                   TOP AIR MANUFACTURING, INC. AND SUBSIDIARY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS

Material Changes in Financial Position:

The Company's loss from operations of $225,821 was primarily responsible for the decrease in working capital of approximately $214,000.

Liquidity and Capital Resources:

At August 31, 1998 the Company had working capital of $5,483,531 an increase of $559,532 over a year ago and a decrease of $214,092 since May 31, 1998. The increase from a year ago is primarily a result of approximately $785,000 of income from operations which was offset by a reclassification of a current note receivable of approximately $135,000, to long term and the purchase of nearly $100,000 of property and equipment with short-term debt. The decrease since May 31, 1998 is described in the changes in financial position above. The current ratio decreased to 2.23 from 2.48 at May 31, 1998.

On September 28, 1998 the Company repurchased 100,000 shares of its common stock for the treasury from Wayne Dudley, a director of the Company. The purchase was made in a private transaction at the closing market price on that date.

The Company is currently expanding its manufacturing facility in Cedar Falls, Iowa by nearly 27,000 square feet. This expansion will improve the processing flows and will enable the Company to produce grain wagons and carts and liquid manure tanks simultaneously. The total cost of the project, which will include the purchase of additional manufacturing equipment, will be approximately $1 million and will be substantially completed by January 1999. This project is being financed with long-term bank debt. The Company believes it has access to sufficient working capital to fund its operations for the foreseeable future.

                   TOP AIR MANUFACTURING, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits


     Exhibit Number

            11         Statement re computation of earnings per common share

            27         Financial Data Schedule


(b) There were no reports on Form 8-K filed for the quarter ended August 31, 1998.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         TOP AIR MANUFACTURING, INC.
                                         (Registrant)


Date  October 15, 1998                   /s/ Steven R. Lind
                                         --------------------------------------
                                         Steven R. Lind
                                         President and Chief Executive Officer;
                                         Principal Executive Officer


Date  October 15, 1998                   /s/ Steven F. Bahlmann
                                         --------------------------------------
                                         Steven F. Bahlmann
                                         Chief Accounting Officer;
                                         Principal Accounting Officer