Form 10QSB
period 1998-11-30
TOP AIR MANUFACTURING INC
filed 1999-01-13
CIK 355469

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 30, 1998.

         or

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______  to _________.

Commission File Number: 1-13679
                        -------

                           TOP AIR MANUFACTURING, INC.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)


           Iowa                                                42-1155462
-----------------------------------------                 -------------------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification No.)

317 Savannah Park Road, Cedar Falls, Iowa                       50613
-----------------------------------------                  ------------------
(Address of principal executive offices)                     (Zip Code)

                                 (319) 268-0473
                                 --------------
                (Issuer's telephone number, including area code)

                                 Not Applicable
                                 --------------
                 (Former name, former address and former fiscal
                       year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X        No
                                     ---          ---
        4,968,957 Common Shares were outstanding as of December 31, 1998.

                   TOP AIR MANUFACTURING, INC. AND SUBSIDIARY

                                      INDEX


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

    Condensed Consolidated Balance Sheets, November 30, 1998
    (unaudited) and May 31, 1998                                           1

    Unaudited Condensed Consolidated Statements of Operations,
    Three Months and Six Months Ended November 30, 1997 and 1998           2

    Unaudited Condensed Consolidated Statements of Cash Flows, Six
    Months Ended November 30, 1997 and 1998                                3

    Notes to Condensed Consolidated Financial Statements
    (unaudited)                                                            4

Item 2. Management's Discussion and Analysis or Plan of Operation          5


PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                8

Item 5. Other Information                                                  8

Item 6. Exhibits and Reports on Form 8-K                                   8

                   TOP AIR MANUFACTURING, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

 ASSETS
                                               NOVEMBER 30,           MAY 31,
                                                  1998                 1998*
                                               ------------        -------------

CURRENT ASSETS
   Cash and cash equivalents                    $   11,500          $     5,146
   Trade receivables, net of allowance
     for doubtful accounts November 30, 1998
     $128,096; May 31, 1998 $131,000             3,163,059            4,211,004
   Inventories (Note 2)                          6,809,453            5,167,744
   Income tax benefits                             405,508                   --
   Other current assets                            169,772              169,852
                                                ----------           ----------
          Total Current Assets                  10,559,292            9,553,746
                                                ----------           ----------

LONG TERM RECEIVABLES AND OTHER ASSETS
  Notes receivable, net of
    current portion                                272,171              286,598
  Goodwill                                       1,022,064            1,060,969
  Other  assets                                     45,344               63,682
                                                ----------           ----------
                                                 1,339,579            1,411,249
                                                ----------           ----------
PROPERTY AND EQUIPMENT, at cost,
  less accumulated depreciation
    November 30, 1998 $1,213,920;
    May 31, 1998 $1,122,423                      3,223,733            2,676,266
                                               -----------          -----------
                                               $15,122,604          $13,641,261
                                               ===========          ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term debt                              $ 3,088,250          $ 2,624,707
  Other liabilities and accrued items              819,265            1,231,416
                                               -----------          -----------
          Total Current Liabilities              3,907,515            3,856,123
                                               -----------          -----------
LONG-TERM DEBT                                   4,332,803            2,323,567
                                               -----------          -----------

 STOCKHOLDERS' EQUITY
  Common stock                                     323,131              322,944
  Additional paid-in capital                     2,903,324            2,900,688
  Retained earnings                              3,991,807            4,369,952
                                               -----------           ----------
                                                 7,218,262            7,593,584
  Less cost of treasury stock                      335,976              132,013
                                               -----------           ----------
                                                 6,882,286            7,461,571
                                               -----------           ----------
                                               $15,122,604          $13,641,261
                                               ===========          ===========

*Condensed from Audited Financial Statements.

See notes to Condensed Consolidated Financial Statements.


                   TOP AIR MANUFACTURING, INC. AND SUBSIDIARY

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                      Three Months Ended                  Six Months Ended
                                          November 30,                      November 30,
                                     1998             1997               1998           1997
                                     ----             ----               ----           ----

Net Sales                        $2,272,180       $3,812,315        $4,513,089       $6,410,242
                                   --------       ----------        ----------       ----------

Costs and Expenses:
  Cost of goods sold              1,596,546        2,649,837         3,222,967        4,532,743

  Selling and administrative
   expenses                         665,994          697,977         1,391,279        1,389,015

  Research and development
   expenses                         137,316          124,054           271,214          233,360

  Interest expense                  122,769           88,521           240,406          161,220
                                  ---------       ----------         ---------       ----------

                                  2,522,625        3,560,389         5,125,866        6,316,338
                                  ---------       ----------         ---------       ----------
                                   (250,445)         251,926          (612,777)          93,904

Other Income                         19,310            3,832            23,890           15,635
                                  ---------       ----------         ---------       ----------

  Income (loss) before
   Income Taxes                    (231,135)         255,758          (588,887)         109,539

Income Taxes (credits)              (78,811)          94,939          (210,742)          42,324
                                 -----------      ----------        ----------       ----------

Net Income (loss)               $  (152,324)     $   160,819     $    (378,145)      $   67,215
                                ============     ===========     ==============      ==========


Earnings (loss) per share:
 Basic                          $      (.03)     $       .03     $        (.07)      $      .01
                                ============     ===========     ==============      ==========
 Fully Diluted                  $      (.03)     $       .03     $        (.07)      $      .01
                                ============     ===========     ==============      ==========

Weighted Average Shares:
 Basic                            5,005,192        5,086,287         5,044,622        5,092,550
 Fully Diluted                    5,005,192        5,260,478         5,044,622        5,243,880


See Notes to Condensed Consolidated Financial Statements.

                   TOP AIR MANUFACTURING, INC. AND SUBSIDIARY

               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH
                FLOWS Six Months Ended November 30, 1998 and 1997

                                                    1998                1997
                                                    ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES

   Net cash (used in) operating activities       $ (1,473,306)      $  (363,442)
                                                 ------------       -----------


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                (785,984)          (825,576)

  Payments received on long-term notes
    receivable                                        12,835              4,726
                                                 -----------        -----------
Net cash (used in) investing activities             (773,149)          (820,850)
                                                 -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term borrowings              6,010,699          3,915,000
  Proceeds from long-term borrowings               4,662,414            725,000
  Principal payments on short term borrowings     (5,473,699)        (3,429,000)
  Principal payments on long term borrowings      (2,745,465)          (175,504)
  Net proceeds from issuance of common
    stock November 30, 1998  3,001 shares;
    November 30, 1997 2,333 shares                     2,823              2,198
  Purchase of common stock for the treasury         (203,963)           (96,422)
  Stock registration fees                                 --             (7,500)
                                                 -----------         ----------

Net cash provided by financing activities          2,252,809            933,772
                                                 -----------         ----------
Increase (decrease) in Cash and
  Cash Equivalents                                     6,354           (250,520)

CASH AND CASH EQUIVALENTS
  Beginning                                            5,146            263,518
                                                 -----------         ----------

  Ending                                        $     11,500         $   12,998
                                                ============         ==========

See notes to Condensed Consolidated Financial Statements.

                   TOP AIR MANUFACTURING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  Condensed Consolidated Financial Statements

The financial statements of Top Air Manufacturing, Inc. and its wholly owned subsidiary (Ficklin Machine Co.) have been presented on a consolidated basis as of November 30, 1998, May 31, 1998 and for the six months ended November 30, 1998 and 1997. All significant intercompany accounts and transactions have been eliminated.

The  condensed  consolidated  balance  sheet  as of  November  30,  1998 and the condensed consolidated statements of operations and cash flows for the six months ended November 30, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1998 Annual Report to Shareholders. The results of operations for the periods ended November 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

Note 2.  Inventories

         Inventories consist of the following:

                                        November 30, 1998         May 31, 1998
                                        -----------------         ------------

Finished Goods                             $6,085,626               $4,497,924
Work in Process                               389,812                  383,516
Raw Materials and Supplies                    334,015                  286,304
                                           ----------               ----------

                                           $6,809,453               $5,167,744
                                           ==========               ==========

TOP AIR MANUFACTURING, INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

       This report contains certain forward-looking statements within the meaning of the Federal securities laws which, while reflective of management's beliefs or expectations, involve certain risks and uncertainties, many of which are beyond the control of the Company. Accordingly, the Company's actual results and the timing of certain events could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed herein and those factors discussed in Exhibit 99 to the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1998.


RESULTS OF OPERATIONS

Net Sales:

       The Company's net sales in the second quarter decreased 40% to $2,272,180 from $3,812,315 for the comparable period last year. Net sales for the six months ended November 30, 1998 decreased 30% to $4,513,089 from $6,410,242 for the comparable period last year. The sales decreases are a result of an ongoing downturn in the agricultural economy. Historically low commodity and livestock prices have continued to compel farming operations to postpone purchases of farm equipment during the first six months of the Company's fiscal 1999. The Company has made several production adjustments such as layoffs, shutdowns and other measures to reduce costs. The Company will implement new sales strategies during the third and fourth quarters of fiscal 1999 in order to maximize sales during this downtrend.

       The Company's cost of goods sold in the second quarter remained constant at 70% of net sales compared with the same period last year. Cost of goods sold for the six month period also remained constant with the same six month period last year at 71%.

Operating Expenses:

       Operating expenses in the second quarter decreased 2% to $803,310 from $822,031 for the comparable period last year. This decrease was the result of a reduction in sales commissions of approximately $40,000 due to lower sales, offset by consulting fees of $20,000 paid to help establish new material requirements planning systems. Operating expenses for the six month period increased 2% to $1,662,493 from $1,622,375 for the same period last year. This increase was the result of reduced sales commissions of approximately $80,000 offset by increases of $40,000 in consulting fees, $40,000 in overall Research and Development costs, $20,000 in accounting fees and $20,000 in employee health insurance expense. Operating expenses are expected to decrease for the rest of fiscal 1999 as a result of actions implemented by the Company during the second quarter, including the production adjustments discussed above.

TOP AIR MANUFACTURING, INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Interest Expense:

       The Company's interest expense for the second quarter increased 39% to $122,769 from $88,521 for the comparable period last year. Interest expense for the six months ended November 30, 1998 increased 49% to $240,406 from $161,220 for the comparable period last year. The increases were due to higher levels of short-term and long-term debt outstanding during the periods resulting from the expansion of the Cedar Falls facility and the purchase of new machinery.

Income Tax Expense:

       The Company's income tax expense for the second quarter and the six months ended November 30, 1998 is an estimate based on an annualized effective tax rate of 36%. The income tax credits of $78,811 for the second quarter and $210,742 for the six months ended November 30, 1998 represent the benefit that would be received if the loss for the periods were carried back to reclaim income tax paid in prior years.

Material Changes in Financial Position:

       The Company's loss from operations of $378,145 and the reacquisition of shares of the Company's common stock of approximately $200,000, were offset by $1,500,000 of short-term debt that was converted to long-term which resulted in an increase in working capital of nearly $955,000. Short-term debt had previously been used for the building expansion, purchase of new machinery and to fund higher levels of inventory.

Liquidity and Capital Resources:

       At November 30, 1998 the Company had working capital of $6,651,777, an increase of $1,665,840 from a year ago and an increase of $954,154 since May 31, 1998. The increase from a year ago is primarily a result of the following four factors. First, the $1,500,000 debt conversion described above increased working capital. Secondly, approximately $500,000 of income from operations also increased working capital. Third, the $200,000 common stock reacquisition described above decreased working capital. Finally, a $150,000 current note receivable for the sale of the Company's old plant that was renegotiated to long-term for a period of two years reduced working capital. The increase since May 31, 1998 is described above. The current ratio increased to 2.70 from 2.48 at May 31, 1998.

       The Company's expansion project is on schedule and is nearing completion. The project is coming in on budget and will be completed during the third quarter of fiscal 1999. The project is being financed with long-term debt. The Company believes it has access to sufficient working capital to fund its operations for the foreseeable future.

TOP AIR MANUFACTURING, INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Year 2000 Readiness Disclosure:

     The Company has formed a working group to address possible risks and the associated costs of the upcoming Millennium change. This group's role is to identify all company computers and control systems, to devise remedies for systems incapable of properly processing date-related and other data due to such Millennium change, to determine the costs associated with such remedial actions and to develop contingency plans. The group is also polling vendors and customers, where appropriate, to identify possible problems such third parties may encounter due to the Millennium change.

     The Company has been advised that its main computer hardware and software systems will continue to function through the Millennium change and believes that actions and costs required to prepare all other Company systems for the Millennium change will not have a material impact on its business, operations or financial condition.

     The Company's survey of its vendors and customers and the development of contingency plans is expected to be completed by August 1999. Based upon the information the Company has received to date, the Company has no reason to believe that the Millennium change will have a material impact on its business, operations or financial condition. However, no assurance can be given that the Millennium change will not materially affect such customers and vendors or that the Company's contingency plans, if required to be implemented, will be successful.

                   TOP AIR MANUFACTURING, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

(a) The annual meeting of the stockholders of the Company was held on November 9, 1998.

(b) The following individuals were elected as directors of the Company at such meeting: Steven R. Lind, Thaddeus P. Vannice, Sr., Wayne C. Dudley, Dennis W. Dudley, Robert J. Freeman, Franklin A. Jacobs, Sanford W. Weiss and S. Lee Kling.

(c) The election of eight individuals as directors of the Company was the only matter voted upon at the annual meeting. The number of votes cast for or withheld with respect to each of the nominees was as follows:

                                               Votes                 Votes
         Nominee                              Cast For              Withheld
         -------                              --------              --------
         Steven R. Lind                       4,719,734                4,400
         Thaddeus P. Vannice, Sr.             4,720,734                3,400
         Wayne C. Dudley                      4,706,059               18,075
         Dennis W. Dudley                     4,707,059               17,075
         Robert J. Freeman                    4,720,734                3,400
         Franklin A. Jacobs                   4,720,734                3,400
         Sanford W. Weiss                     4,720,734                3,400
         S. Lee Kling                         4,720,734                3,900

(d)      Not applicable.

Item 5.  Other Information

       As previously announced, on December 10, 1998 the Company signed a letter of intent to acquire the business and assets of Parker Industries. Parker is a manufacturer of high quality grain handling equipment. The transaction is contingent upon completion of the Company's due diligence review and the negotiation of a definitive Asset Purchase Agreement. The purchase of Parker is anticipated to be accomplished with a combination of cash, a note and the assumption of certain specified liabilities. The completion of this purchase is expected to occur during the first calendar quarter of 1999.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

     Exhibit Number
     --------------
         (11)   Statement re computation of earnings per common share

         (27)   Financial Data Schedule

(b) There were no reports on Form 8-K filed during the quarter ended November 30, 1998.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          TOP AIR MANUFACTURING, INC.
                                          --------------------------------------
                                          (Registrant)


Date  January 13, 1999                    /s/ Steven R. Lind
                                          --------------------------------------
                                          Steven R. Lind
                                          President and Chief Executive Officer;
                                          Principal Executive Officer


Date  January 13, 1999                    /s/ Steven F. Bahlmann
                                          --------------------------------------
                                          Steven F. Bahlmann
                                          Chief Accounting Officer;
                                          Principal Accounting Officer

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT NUMBER            DESCRIPTION
--------------            -----------

     11            Computation of Earnings (Loss) Per Common Share

     27            Financial Data Schedule