Form 10QSB/A
period 1998-08-31
TOP AIR MANUFACTURING INC
filed 1999-01-15
CIK 355469

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                                (Amendment No. 1)


(Mark One)
{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 31, 1998.

         or

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to __________.

Commission File Number: 1-13679
                        -------

                           TOP AIR MANUFACTURING, INC.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)


          Iowa                                                 42-1155462
---------------------------------                          -------------------
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                          Identification No.)

317 Savannah Park Road, Cedar Falls, Iowa                        50613
-----------------------------------------                   ------------------
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

                              Yes X     No
                                 ---        ---
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


Year 2000 Readiness Disclosure:

The Company is in the process of forming a formal working group to address possible risks and the associated costs of the upcoming Millennium change. This group's role will be to identify all Company computers and control systems, to devise remedies for systems incapable of properly processing date-related and other data due to such Millennium change, to determine the cost associated with such remedial actions and to develop contingency plans. The group will also poll vendors and customers, where appropriate, to identify possible problems such third parties may encounter due to the Millennium change.

The Company has been advised that its main computer hardware and software sytems will continue to function through the Millennium change and believes that actions and costs required to prepare all other Company systems for the Millennium change will not have a material impact on its business, operations or financial condition.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         TOP AIR MANUFACTURING, INC.
                                         ---------------------------------------
                                         (Registrant)


Date:  January 15, 1999                  /s/ Steven R. Lind
                                         --------------------------------------
                                         Steven R. Lind
                                         President and Chief Executive Officer;
                                         Principal Executive Officer


Date:  January 15, 1999                  /s/ Steven F. Bahlmann
                                         --------------------------------------
                                         Steven F. Bahlmann
                                         Chief Accounting Officer;
                                         Principal Accounting Officer

                                 EXHIBIT INDEX
                                 -------------

Exhibit Number           Description
--------------           -----------

     11             Computation of Earnings (Loss) Per Common Share (F1)

     27             Financial Data Schedule (F1)

(F1) Previously filed with the Company's Quarterly Report on Form 10-QSB for the quarterly period ended August 31, 1998.