Form 10QSB
period 1999-02-28
TOP AIR MANUFACTURING INC
filed 1999-04-13
CIK 355469

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

{X} Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly Period ended February 28, 1999

         or

{ } Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ________ to ________

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

                              Yes   X     No
                                  -----       ------

         4,968,957 Common Shares were outstanding as of March 31, 1999.

                   TOP AIR MANUFACTURING, INC. AND SUBSIDIARY

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets, February 28, 1999
 (unaudited) and May 31, 1998                                                1

Unaudited Condensed Consolidated Statements of Operations,
  Three Months and Nine Months Ended February 28, 1999 and 1998              2

Unaudited Condensed Consolidated Statements of Cash Flows, Nine
  Months Ended February 28, 1999 and 1998                                    3


Notes to Condensed Consolidated Financial Statements (unaudited)             5

Item 2. Management's Discussion and Analysis or Plan of Operation            6



PART II. OTHER INFORMATION

Item 5.  Other Information                                                   8

Item 6. Exhibits and Reports on Form 8-K                                     8

                   TOP AIR MANUFACTURING, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
                                                  FEBRUARY 28,          MAY 31,
                                                     1999                1998*
                                                  ------------       -----------

CURRENT ASSETS
   Cash and cash equivalents                       $  160,712        $     5,146
   Trade receivables, net of allowance
     for doubtful accounts February 28, 1999
     $135,929; May 31, 1998 $131,000                4,065,366          4,211,004
   Inventories (Note 2)                             6,945,114          5,167,744
   Income tax benefits                                290,821                 --
   Other current assets                               178,924            169,852
                                                   ----------         ----------
          Total Current Assets                     11,640,937          9,553,746
                                                   ----------         ----------
LONG TERM RECEIVABLES AND OTHER ASSETS
  Notes receivable, net of current portion            266,253            286,598
  Goodwill                                          1,002,611          1,060,969
  Other  assets                                        39,523             63,682
                                                   ----------         ----------
                                                    1,308,387          1,411,249
                                                   ----------         ----------
PROPERTY AND EQUIPMENT, at cost,
  less accumulated depreciation
  February 28, 1999   $1,309,402;
  May 31, 1998 $1,122,423                           3,401,923          2,676,266
                                                  -----------        -----------
                                                  $16,351,247        $13,641,261
                                                  ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term debt                                 $ 4,510,297        $ 2,624,707
  Other liabilities and accrued items                 787,513          1,231,416
                                                   ----------         ----------
    Total Current Liabilities                       5,297,810          3,856,123
                                                   ----------         ----------
LONG-TERM DEBT                                      4,251,607          2,323,567
                                                   ----------        -----------
 STOCKHOLDERS' EQUITY
  Common stock                                        323,131            322,944
  Additional paid-in capital                        2,903,324          2,900,688
  Retained earnings                                 3,911,351          4,369,952
                                                   ----------         ----------
                                                    7,137,806          7,593,584
  Less cost of treasury stock                         335,976            132,013
                                                   ----------         ----------
                                                    6,801,830          7,461,571
                                                  -----------        -----------
                                                  $16,351,247        $13,641,261
                                                  ===========        ===========

*Condensed from Audited Financial Statements.
See notes to Condensed Consolidated Financial Statements.



                   TOP AIR MANUFACTURING, INC. AND SUBSIDIARY

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                      Three Months Ended               Nine Months Ended
                                         February 28,                      February 28,
                                     1999             1998           1999            1998
                                     ----             ----           ----            ----
Net Sales                          $2,515,379      $4,371,915       $7,028,468    $10,782,157
                                   ----------      ----------       ----------    -----------
Costs and Expenses:

  Cost of goods sold                1,744,375       2,917,720        4,967,342      7,450,463

  Selling and administrative
   expenses                           643,947         746,138        2,035,226      2,135,153

  Research and development
   expenses                           134,646         128,313          405,860        361,673

  Interest expense                    138,481         104,726          378,887        265,946
                                   ----------      ----------       ----------    -----------
                                    2,661,449       3,896,897        7,787,315     10,213,235
                                   ----------      ----------       ----------    -----------
                                     (146,070)        475,018         (758,847)       568,922

Other Income                           19,170          14,649           43,060         30,284
                                   ----------      ----------       ----------    -----------
  Income (loss) before
   Income Taxes                      (126,900)        489,667         (715,787)       599,206

Income Taxes (credits)                (46,444)        173,488         (257,186)       215,812
                                   ----------       ---------       ----------    -----------

Net Income (loss)                $    (80,456)    $   316,179      $  (458,601)    $  383,394
                                =============     ===========     ============    ===========

Earnings (loss) per share:
 Basic                           $       (.02)    $       .06      $      (.09)    $      .08
                                =============     ===========      ===========    ===========
 Fully Diluted                   $       (.02)    $       .06      $      (.09)    $      .07
                                =============     ===========      ===========    ===========

Weighted Average Shares:
 Basic                              4,968,957       5,083,590        5,019,677      5,088,998
 Fully Diluted                      4,968,957       5,261,828        5,019,677      5,250,711


See Notes to Condensed Consolidated Financial Statements.

                   TOP AIR MANUFACTURING, INC. AND SUBSIDIARY

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended February 28, 1999 and 1998



                                                     1999              1998
                                                     ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES

   Net cash (used in) operating activities       $ (2,182,465)      $(1,562,428)
                                                 ------------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of equipment                        --              1,600
  Purchase of property and equipment               (1,083,433)         (926,006)
  Payments received on long-term
    notes receivable                                   16,414            25,422
                                                 ------------      ------------

    Net cash (used in) investing activities        (1,067,019)         (898,984)
                                                 -------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term borrowings               8,009,699         6,517,400
  Proceeds from long-term borrowings                4,662,414           725,000
  Principal payments on short term borrowings      (6,237,699)       (4,657,400)
  Principal payments on long term borrowings       (2,828,224)         (259,871)
  Net proceeds from issuance of common
    stock February 28, 1999  3,001 shares;
    February 28, 1998 2,333 shares                      2,823             2,198
  Purchase of common stock for the treasury          (203,963)         (104,822)
  Stock registration fees                                  --            (7,500)
                                                    ---------        ----------
    Net cash provided by financing activities       3,405,050         2,215,005
                                                   ----------        ----------
    Increase (decrease) in Cash and
      Cash Equivalents                                155,566          (246,407)

CASH AND CASH EQUIVALENTS
  Beginning                                             5,146           263,518
                                                  -----------         ---------
  Ending                                         $    160,712        $   17,111
                                                 ============        ==========


See notes to Condensed Consolidated Financial Statements.

                   TOP AIR MANUFACTURING, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  Condensed Consolidated Financial Statements

The financial statements of Top Air Manufacturing, Inc. and its wholly owned subsidiary (Ficklin Machine Co.) have been presented on a consolidated basis as of February 28, 1999, May 31, 1998 and for the three month and nine months ended February 28, 1999 and 1998. All significant intercompany accounts and transactions have been eliminated.

The condensed consolidated balance sheet as of February 28, 1999 and the condensed consolidated statements of operations and cash flows for the nine months ended February 28, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 28, 1999 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1998 Annual Report to Shareholders. The results of operations for the periods ended February 28, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

Note 2.  Inventories

         Inventories consist of the following:

                                         February 28, 1999        May 31, 1998


         Finished Goods                       $6,358,657            $4,497,924
         Work in Process                         210,768               383,516
         Raw Materials and Supplies              375,689               286,304
                                              ----------           -----------

                                              $6,945,114            $5,167,744
                                              ==========            ==========

Note 3.  Other Information

     As previously disclosed, on March 5, 1999, the Company acquired all of the assets of the Parker Industries division of Owosso Corporation ("Parker") having a book value of approximately $8.7 million, for a combination of long-term debt, a non-interest-bearing note and the assumption of current liabilities. Parker is a manufacturer of high quality grain handling equipment which generated sales of approximately $11.7 million during Fiscal 1998. The Company currently intends to continue the business of Parker in substantially the same manner as before the transaction. In conjunction with the acquisition, the Company entered into a long-term operating lease agreement with the City of Jefferson, Iowa, to lease Parker's manufacturing facility. The acquisition will be accounted for under the purchase method.

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


RESULTS OF OPERATIONS

Net Sales:

     The Company's net sales in the third quarter decreased 42% to $2,515,379 from $4,371,915 for the same period last year. Net sales for the nine months ended February 28, 1999 decreased 35% to $7,028,468 from $10,782,157 for the comparable period last year. The sales decreases are a result of continued softness in the agricultural economy. While prices have rebounded slightly, livestock and commodities are still at levels that are forcing farmers to postpone purchases of farm equipment. The Company is continuing to implement new sales strategies and expand cost cutting adjustments in order to minimize the negative effects of the current agriculture downtrend.

     The Company's ratio of cost of goods sold to net sales for the third quarter ended February 28, 1999 increased to 69% from 67% for the same period last year and increased to 71% from 69% for the nine months ended February 28, 1999 compared to the same nine month period last year. These increases are a result of fixed overhead being spread over a lower volume of sales.

Operating Expenses:

      Operating expenses in the third quarter decreased 11% to $778,593 from $874,451 for the comparable period last year. This decrease was a result of reductions in sales commissions of $45,000 and trucking expenses of $30,000, both due to the lower sales volume, and a reduction in wages of $20,000 as a result of the elimination of two administrative positions. Operating expenses for the nine month period decreased 2% to $2,441,086 from $2,496,826 for the same period last year. This decrease was a result of reduced sales commissions of $125,000 offset by increases of $40,000 in consulting fees, $20,000 in accounting fees and $20,000 in employee health insurance. Operating expenses are expected to continue to decrease for the rest of fiscal 1999 as a result of cost cutting actions implemented by the Company.

TOP AIR MANUFACTURING, INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Interest Expense:

     The Company's interest expense for the third quarter increased 32% to $138,481 from $104,726 for the comparable period last year. Interest expense for the nine months ended February 28, 1999 increased 42% to $378,887 from $265,946 for the comparable period last year. The increases were due to higher levels of short-term and long-term debt outstanding during the periods resulting from the expansion of the Cedar Falls facility and the purchase of new machinery. In connection with the acquisition of Parker Industries on March 5, 1999, the Company increased long-term borrowings by $3.5 million.

Income Tax Expense:

     The Company's Income Tax expense (credit) for the third quarter and the nine months ended February 28, 1999 is an estimate based on an annualized effective tax rate of 36%. The income tax credits of $46,444 for the third quarter and $257,186 for the nine months ended February 28, 1999 represent the benefit that would be received if the loss for the periods were carried back to reclaim income tax paid in prior years.

Material Changes in Financial Position:

     The Company's loss from operations of $458,601, the reacquisition of shares of the Company's common stock of approximately $200,000, and the purchase of approximately $200,000 of property and equipment with short-term debt were offset by $1,500,000 of short-term debt that was converted to long-term resulting in an increase in working capital of nearly $645,000 for the nine months ended February 28, 1999. The converted short-term debt had previously been used for the building expansion, purchase of new machinery and to fund higher levels of inventory.

Liquidity and Capital Resources:

      At February 28, 1999 the Company had working capital of $6,343,127, an increase of $1,267,383 from a year ago and an increase of $645,504 since May 31, 1998. The increase from a year ago is primarily the $1,500,000 debt conversion offset by the $200,000 common stock reacquisition, both described above. The increase since May 31, 1998 is also described above. The current ratio at February 28, 1999 decreased to 2.20 from 2.48 at May 31, 1998.

     The Company's expansion project has been completed and the Company anticipates no other significant outlays for property and equipment in the foreseeable future. The Company believes it has access to sufficient working capital to support its current needs for the foreseeable future.

TOP AIR MANUFACTURING, INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Year 2000 Readiness Disclosure:

     The Company has formed a working group to address possible risks and the associated costs of the upcoming Millennium change. This group's role is to identify all company computers and control systems, to devise remedies for systems incapable of properly processing date-related and other data due to such Millenium change, to determine the costs associated with such remedial actions and to develop contingency plans. The group is also polling vendors and customers, where appropriate, to identify possible problems such third parties may encounter due to the Millennium change.

     The Company has been advised that its main computer hardware and software systems will continue to function through the Millennium change. The Company has just completed computer hardware and software updates for the Engineering Department that are expected to make their systems fully functional through the Millenium change. The Company believes that remaining actions and costs required to prepare all other Company systems for the Millennium change will not have a material impact on its business, operations or financial condition.

     The Company's survey of its vendors and customers and the development of contingency plans is expected to be completed by August 1999. Based upon the information the Company has received to date, the Company has no reason to believe that the Millennium change will materially affect such customers and vendors or that the Company's contingency plans, if required to be implemented, will not be successful.

                   TOP AIR MANUFACTURING, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION

Item 5.  Other Information

     As previously disclosed, on March 5, 1999, the Company acquired all of the assets of the Parker Industries division of Owosso Corporation ("Parker") having a book value of approximately $8.7 million, for a combination of long-term debt, a non-interest-bearing note and the assumption of current liabilities. Parker is a manufacturer of high quality grain handling equipment which generated sales of approximately $11.7 million during Fiscal 1998. The Company currently intends to continue the business of Parker in substantially the same manner as before the transaction. In conjunction with the acquisition, the Company entered into a long-term operating lease agreement with the City of Jefferson, Iowa, to lease Parker's manufacturing facility. The acquisition will be accounted for under the purchase method.


Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        Exhibit Number
        --------------

           (11)         Statement re computation of earnings per common share

           (27)         Financial Data Schedule

(b) There were no reports on Form 8-K filed for the quarter ended February 28, 1999. However, an 8-K was filed on March 5, 1999 reporting the acquisition of Parker Industries described in item 5 above.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          TOP AIR MANUFACTURING, INC.
                                          (Registrant)


Date  April 14, 1999
                                           /s/ Steven R. Lind
                                          --------------------------------------
                                          Steven R. Lind
                                          President and Chief Executive Officer;
                                          Principal Executive Officer


Date  April 14, 1999
                                           /s/ Steven F. Bahlmann
                                          --------------------------------------
                                          Steven F. Bahlmann
                                          Chief Accounting Officer;
                                          Principal Accounting Officer

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT NO.            DESCRIPTION
-----------            -----------

    11            Computation of Earnings (Loss) Per Common Share

    27            Financial Data Schedule