Form 10KSB
period 1999-05-31
TOP AIR MANUFACTURING INC
filed 1999-08-30
CIK 355469

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended May 31, 1999.

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

                                 (319) 268-0473
                           (Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:                  Name of each exchange on which registered:
Common Stock, No Par Value                 The American Stock Exchange

Securities registered under Section 12(g) of the Act:  None

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for its most recent fiscal year are $12,295,853.

The aggregate market value of the voting stock held by non-affiliates was approximately $1,740,616 as of August 23, 1999 (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Issuer.) The Issuer had 4,968,957 shares of common stock, no par value, outstanding as of August 23, 1999.

Portions of the definitive proxy statement of the Issuer for the Issuer's 1999 annual meeting of shareholders, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than September 28, 1999 (120 days after the end of the Issuer's most recently completed fiscal year), are hereby incorporated by reference into Items 9, 10, 11 and 12 of Part III hereof.

Transitional Small Business Disclosure Format  Yes  [  ]    No [X].

                                TABLE OF CONTENTS

                                     PART I

                                                                         Page

ITEM 1.  Description of Business                                          3

ITEM 2.  Description of Property                                          7

ITEM 3.  Legal Proceedings                                                7

ITEM 4.  Submission of Matters to a Vote of
         Security Holders                                                 8



                                     PART II

ITEM 5.  Market for Common Equity and Related
         Stockholder Matters                                              8

ITEM 6.  Management's Discussion and Analysis or
         Plan of Operation                                                9

ITEM 7.  Financial Statements                                            13

ITEM 8.  Changes In and Disagreements With Accountants on
         Accounting and Financial Disclosure                             13


                                    PART III

ITEM 9.  Directors, Executive Officers, Promoters and
         Control Persons; Compliance with Section 16(a)
         of the Exchange Act                                             14

ITEM 10. Executive Compensation                                          14

ITEM 11. Security Ownership of Certain Beneficial Owners
         and Management                                                  14

ITEM 12. Certain Relationships and Related Transactions                  14

ITEM 13. Exhibits and Reports on Form 8-K                                14

SIGNATURES

INDEX TO EXHIBITS

The information contained in this Form 10-KSB includes statements regarding matters that are not historical facts (including statements as to the beliefs or expectations of the Company) which are forward-looking statements within the meaning of the federal securities laws. Because such forward-looking statements include risks and uncertainties, the Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections captioned "Description of Business," "Management's Discussion and Analysis or Plan of Operation" and those factors discussed in Exhibit 99.

                                     PART I

                        Item 1 - Description of Business

General

         Top Air Manufacturing, Inc. (hereinafter referred to as "Top Air" or the "Company") was incorporated under the laws of the State of Iowa in 1981. Top Air is engaged in the business of manufacturing several products used primarily in agricultural operations, including several types of agricultural sprayers, liquid manure handling equipment, grain carts and wagons, weigh wagons, milking parlors, seed conveyors, feeding and forage equipment and a line of attachments and replacement parts for all of the products that the Company manufactures. The Company currently manufactures its products in two facilities, one in Cedar Falls, Iowa and the other in Jefferson, Iowa.

Acquisitions

         On March 5, 1999, the Company acquired substantially all of the assets of Parker Industries, a division of Owosso Corporation ("Parker Industries") in exchange for a cash payment of $3,500,000, a non-interest bearing note for $3,500,000 due February 15, 2001 and the assumption of current liabilities in the amount of $500,000. The Company effected this transaction through its wholly-owned subsidiary, Parker Industries, Inc., organized for purposes of the transaction, pursuant to an Asset Purchase Agreement dated March 3, 1999. Prior to the transaction, Parker Industries was a manufacturer of grain carts and wagons and bulk grain handling equipment for nearly 40 years. The Company currently intends to continue the business of Parker Industries in substantially the same manner as it was conducted before the completion of the transaction.

         In January 1997, Top Air indirectly acquired all of the assets of Ficklin Machine Co., Inc. ("Ficklin Machine") by purchasing all of Ficklin Machine's capital stock in exchange for 1,150,000 shares of Top Air's no par value common stock.

Business of Issuer

         Principal Products and Markets

         Sprayers. The Company currently manufactures several types of agricultural sprayers including skid mount, two-wheel models, three-wheel models, saddle tank models, home lawn models, trailer sprayers, tandem wheel sprayers, T-Tank sprayers, Master Link sprayers, and models which can be mounted in the bed of a pickup truck. The sprayers are sold in sizes ranging in capacity from 14 to 1,100 gallons. The Company also offers various accessories for the sprayers including several models of folding and self-leveling booms in various lengths and designs.

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

         Manure Handling Equipment. This product group consists of a line of tanks ranging in size from 2,600 gallons to 6,000 gallons, which are either trailer mounted or truck mounted and are used to transport animal manure from a storage pit or a storage lagoon to a farm field. The manure is then spread on top of the ground or injected several inches under the surface as a fertilizer which is very cost effective as opposed to the purchase of a commercial substitute. In addition to the tanks, this product group includes several types of pumps to agitate the storage pit or storage lagoon and subsequently load the tank.

         Grain Carts and Wagons. The Company manufactures a wide variety of agricultural grain handling equipment, including side and center unloading (gravity) wagons, ranging in size from 190 to 720 bushel capacity, and grain carts equipped with integral, folding augers, which range in size from 400 to 1,000 bushel capacity. The grain wagons consist of two basic units, the grain box and the wagon running gear, which can be sold together or separately. Grain carts are most commonly sold as complete units with large floatation tires.

         Grain carts are used in the farm fields during the harvest season to transport grain from the combine to nearby roads where the grain is transferred from the cart to trucks or grain wagons for transport to storage facilities. Carts are favored for use in the field because they help speed up the harvest process and can be pulled across wet fields in which trucks often get stuck. Grain wagons can also be used during spring planting as seed tenders for grain drills and planters.

         Weigh Wagons. Calibrated weigh wagons are used in the seed industry to measure grain weight at various estimated grain moisture levels. Weigh wagons are invaluable harvest tools that provide growers with a number of benefits when checking yields during fall harvest. Weigh wagons help growers confirm seed purchase decisions. Growers use weigh wagons to weigh and measure product performance in their fields to ensure they have chosen the right hybrids or varieties for their farms. Weigh wagon data helps growers make future cropping decisions. Late each fall, most seed companies publish and distribute weight wagon data to area growers. The information allows these growers to see how products performed across their region and helps them make decisions for the following year. The standard capacity of a weigh wagon is 150 bushels and optional 12" side extensions will increase capacity to 200 bushels. An optional bulk seed attachment allows weigh wagons to be used during spring as a method of delivering bulk seed to the growers.

         Seed Conveyor. The Company believes that the trend in agriculture is away from handling seed in bags and toward bulk handling. Because seed is very sensitive to cracking and breaking which reduces germination, the traditional auger elevator or chain type conveyor is less desirable in seed handling. The seed conveyor utilizes a poly vinyl type of belt with rubber cleats vulcanized to the belt which substantially reduces damage to the seed. The seed conveyor is available in either a six-inch or twelve-inch width. The six-inch wide conveyor is normally mounted on a gravity box or a grain drill while the twelve-inch wide unit is mounted on a trailer for mobility.

         Milking Parlors. Dairy farmers who remodel or build new facilities normally install a milking parlor or expand the existing milking parlor. The milking parlor substantially reduces the time required to complete the milking process because more cows can be milked with fewer man hours. Although the Company manufactures several types of milking parlors, the most popular type is the rapid exit 90 degree parlor.

         Feeding and Forage. Feeding and forage equipment consists of belt feeders, belt conveyors and silo unloaders. These products are normally used in a configuration to convey and feed chopped hay or corn silage along with other ingredients to dairy cows or beef cattle. These products are normally found in a small to medium size farm operations.

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

Method of Distribution

         The Company has eight salesmen and twenty-seven manufacturers' representatives calling upon dealers and distributors in seventeen states and Canada. The Company's efforts are ongoing to continue expanding its sales territory into additional states and to further enhance market penetration in the current marketing areas. The Company is selling its products primarily to implement dealers, farm supply stores and feed stores located primarily in lesser populated agricultural areas for resale to farmers, tradesmen and to the general public for commercial and individual use.

Seasonal Factors

         In fiscal 1999, approximately 50% (excluding incremental sales of Parker Industries during the last 3 months of the period) of the Company's sales occurred during the last six months of the year, compared to approximately 60% of sales for the same period in fiscal 1998. This decrease in the seasonality of sales is primarily a result of the acquisition of Ficklin Machine. Ficklin Machine's strongest shipping months are August through September whereas Top Air's heaviest shipping months are typically December through May.

Competitive Conditions

         The Company competes with a large number of other agricultural equipment manufacturers and suppliers. The Company believes, however, that its products are considered sufficiently different so that the Company can establish and maintain a market for its products. In addition, the Company offers a full line of sprayer products, liquid manure handling equipment, grain wagons and carts, milking parlors and feeding and forage equipment that add to the Company's ability to penetrate the market. The Company offers various dating and billing programs that allow the Company's dealers incentive to stock larger quantities of products without the necessity to commit financial resources several months in advance. This also allows the Company to plan its production on a more consistent basis.

Major Customers

         The Company's customer base is sufficiently broad so that no customer accounts for 10% or more of the Company's sales.

Backlog Orders

         The Company had a sales backlog of approximately $1,300,000 as of May 31, 1999 compared to an $800,000 sales backlog as of May 31, 1998. The May 31, 1999 backlog consists mainly of grain carts and wagons scheduled for summer delivery. See "Seasonal Factors."

Source and Availability of Raw Materials

         The Company purchases its raw materials from a number of suppliers. The Company has had no difficulty in obtaining component parts in the past and does not anticipate any difficulty in obtaining sufficient component parts and raw materials as production increases.

Patents and Trademarks

         The Company has received a design patent on the three-wheel sprayer, the master-link sprayer and the self-leveling boom, and has trademark registrations for Top-Air(R) and E-Z Boy(R). The Company also sells a line of agricultural spreaders under the registered trade name of "Better-Bilt." The acquisition of Parker Industries included design patents for grain carts equipped with hydraulically driven discharge augers and drag augers, seed carts with loading/unloading conveyor systems and trademark registrations for Parker(R) and a stylized letter
         P. While the Company believes that its patents and trademarks have significant value, the Company is not dependent upon patents, trademarks, service marks or copyrights.

Environmental Compliance

         The Company believes that it is presently in substantial compliance with all existing applicable environmental laws and does not anticipate that such compliance will have a material effect on its future capital expenditures, earnings or competitive position.

Employees

         On May 31, 1999, the Company's plant and executive offices employed 125 people on a full-time basis. Six of these employees are executive officers and the remainder are sales representatives, office staff, production workers and truck drivers. Forty full-time production workers are currently covered under a collective bargaining agreement with Local 1728 of the IAMAW, which runs through June 30, 2001.

Research and Development

         Research and development costs incurred for the years ended May 31, 1999, 1998 and 1997 were $591,839, $486,985 and $448,350, respectively.
         Research and development activities consist primarily of wages paid for the design and testing of new equipment and improvements to existing equipment.

                        Item 2 - Description of Property

The Company's operations are located in Cedar Falls, Iowa, Jefferson, Iowa and Onarga, Illinois. The Cedar Falls location is the Company's headquarters and consists of an 112,000 square foot building (the "Cedar Falls Facility") that was completed in November 1996. The Cedar Falls Facility is located in an industrial park on thirteen acres of land and includes approximately 7,000 square feet of executive office space and an aggregate of approximately 95,000 square feet devoted to manufacturing, assembly, and warehousing functions. The Company leases the Cedar Falls Facility from the City of Cedar Falls, Iowa (the "City"). The lease term runs through 2006 and the City holds a five-year renewal option. In the event that the City exercises such option, the Company shall have the right to purchase the Cedar Falls Facility from the City for $1.3 million upon the expiration of the five year renewal term. The Company completed a 27,000 square foot expansion at a cost of approximately $1,000,000 during April 1999 pursuant to a Development Agreement with the City. Under the Development Agreement, the Company received four acres of land at no cost and will be entitled to 20.5% of the sale proceeds from the disposition of the Cedar Falls Facility in the event such facility is sold prior to November 2011.

In connection with its acquisition of Parker Industries, the Company entered into a lease for a production facility in Jefferson, Iowa (the "Jefferson Facility") on March 5, 1999. The Jefferson Facility, which is located on 10.8 acres of land, consists of two buildings totaling 60,000 square feet. Approximately 1,500 square feet is used for administrative offices with the remainder used for manufacturing, engineering and warehousing. The Company is leasing the Jefferson Facility from Greene County Development Corporation for a term of ten years. Throughout the lease term, the Company has the option to purchase the Jefferson Facility. The purchase price is $750,000 during the first two years of the lease and declines to $539,175 in year seven. The purchase price during the remaining three years of the lease is at appraised value.

The Company is the owner of its Onarga, Illinois location, which consists of four buildings totaling 41,300 square feet on eight and one-half acres (the "Onarga Facility"). The Onarga Facility includes approximately 925 square feet of office space, 15,750 square feet of manufacturing space and 24,625 square feet of warehouse space. The Company relocated all production from the Onarga Facility to the Cedar Falls Facility on June 25, 1999 and is in the process of selling the land, buildings and machinery at this location. The Company accrued a loss of $100,000 for year-end May 31, 1999 for the sale of these assets.

The Company believes that all of its facilities are adequately insured and are adequate to meet the needs for which they are used.

Additional information regarding the Company's properties is included in "Note 11 - Lease Commitments" of the notes to financial statements.

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

         The table below lists the high and low bid prices or sales prices, as applicable, for each quarterly period during the years ended May 31, 1999 and 1998. The high and low bid prices from June 1, 1997 through December 7, 1997 were provided by the Nasdaq SmallCap Market, and the high and low sales prices from December 8, 1997 through May 31, 1999 were provided by The American Stock Exchange.

                       Sales Price Range                Bid/Sales Price Range
                          Fiscal 1999                        Fiscal 1998
                       -----------------                ---------------------
                     High             Low               High             Low
                     ----             ---               ----             ---

1st Quarter         $2.6250         $1.6875           $2.9375          $1.5000
2nd Quarter          1.8750          1.1875            3.1250           2.2500
3rd Quarter          1.4375           .8750            2.9375           2.3750
4th Quarter          2.1250           .7500            2.7500           2.4375

         The Nasdaq SmallCap Market quotations, bid prices prior to December 7, 1997, reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

Stockholders

         As of May 31, 1999 the Company had approximately 800 holders of record of the Company's common stock.

Dividends

         The holders of common shares are entitled to receive dividends when, as and if declared by the Board of Directors. Except for certain provisions in the Company's loan agreement with Mercantile Bank Midwest, which require the bank's prior approval for a dividend to be paid and the maintenance of certain working capital and tangible equity levels, there are no agreements that restrict dividend payments. The Company has never paid a cash dividend. Because the Company currently intends to retain any earnings to finance the development of its business, it does not anticipate payment of any cash dividends in the foreseeable future.

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


       Item 6 - Management's Discussion and Analysis or Plan of Operation

Overview

         The past year has been a difficult period for most farm equipment manufacturers. Historically low grain prices have adversely affected farming income which the Company believes has caused farmers to postpone purchases of equipment in their operations. Although the Company's sales and earnings have been negatively impacted by the current condition of the agricultural economy, the Company believes the actions taken by it during these recessionary times and discussed below will improve the Company's strength and profitability in the future.
         The Company believes the agriculture industry will improve in the long-term and intends to position itself as a key manufacturer of the best shortline equipment in the industry.

Results Of Operations

         Fiscal 1999 Compared to Fiscal 1998

         Net sales decreased $4,266,608 to $12,295,853 in fiscal year 1999 which represents a 26% decrease from fiscal 1998 net sales of $16,562,461. The sales decrease is a result of the current farm recession that began in the spring of 1998. Sales were lower for virtually all product lines but were offset by $1,690,069 of incremental sales of Parker Industries since the acquisition date of March 5, 1999. Although the Company does not believe the general outlook for the farm economy will improve during the upcoming year, the Company does anticipate an increase in sales for fiscal 2000 as a result of the acquisition of Parker Industries. The Company is also increasing its volume of subcontract work for other companies in order to increase plant utilization.

         The Company's gross margin decreased to $2,170,203 in fiscal 1999, a decrease of 60%. This decrease was primarily a result of the significant reduction in sales. Gross margin as a percentage of net sales decreased to 17.6% in fiscal 1999 from 32.9% in 1998. This decrease in margin is a result of the lower net sales volume absorbing fixed costs that were intended to support significantly higher sales volumes. The Company is continuing its efforts to control and reduce costs through various means, including temporary plant shutdowns planned for both the Cedar Falls Facility and the Jefferson Facility and the permanent closing of the Onarga Facility on June 25, 1999. All of the Onarga Facility production has been moved to the Cedar Falls Facility and the Company is in the process of selling the land, buildings and machinery at the Onarga Facility. The Company believes that the closing of the Onarga Facility will reduce manufacturing overhead and operating expenses by approximately $300,000 annually.

         Operating expenses increased $55,690 to $3,586,115 in fiscal 1999, which was a 2% increase from $3,530,425 in 1998. The increase was due to incremental expenses of $250,000 associated with the acquisition of Parker Industries for the last three months of the year and a $100,000 loss accrued for the sale of the Onarga Facility, offset by a $330,000 decrease in sales expenses related to the lower volume of sales. Operating expenses as a percentage of net sales increased to 29.2% in fiscal 1999 compared to 21.3% in fiscal 1998.

         Interest expense increased $180,261 to $550,852 in fiscal 1999 which was a 48.6% increase from $370,591 in fiscal 1998. The increase was due to higher levels of short-term and long-term debt necessary to finance the operation of Parker Industries and the completion of the 27,000 square foot expansion of the Cedar Falls Facility. Interest expense as a percentage of net sales increased to 4.5% in fiscal year 1999 from 2.2% in fiscal 1998.

         Income tax expense decreased $1,226,842 to a credit of $665,843 in fiscal 1999 which was a 219% decrease from $560,999 expense in fiscal 1998. The decrease was a result of the loss for fiscal 1999.

         Net income decreased $2,275,874 to a loss of $1,275,867 in fiscal 1999 which was a 228% decrease from net income of $1,000,007 in 1998. Net income as a percentage of net sales decreased to (10.4%) in fiscal 1999 from 6.0% in fiscal 1998.

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

         Operating expenses increased $469,496 to $3,530,425 in fiscal 1998 which was a 15% increase from $3,060,929 in 1997. The increase was due to incremental expenses associated with the first full year of operation at the Onarga Facility and general expenses relating to the higher level of business. Operating expenses as a percentage of net sales continued its downward trend to 21.3% in fiscal 1998 compared to 22.2% in fiscal 1997.

         Interest expense increased $185,543 to $370,591 in fiscal 1998 which was a 100% increase from $185,048 in fiscal 1997. The increase was due to higher levels of short-term and long-term debt necessary to finance the operation of Ficklin Machine and the purchase of new production machinery for the Cedar Falls Facility. Interest expense as a percentage of net sales increased to 2.2% in fiscal 1998 from 1.3% in fiscal 1997.

         Income tax expense increased $78,724 to $560,999 in fiscal 1998 which was a 16.3% increase from $482,275 in fiscal 1997. The increase was a result of higher earnings.

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

         The Company has used a combination of cash generated from operations and short-term bank loans to fund working capital requirements. The same combination is intended to be used to fund fiscal 2000 requirements. The Company believes it has access to sufficient working capital for its present and foreseeable needs and anticipates borrowing funds seasonally, as the need arises, consistent with its past practices.

         As of May 31, 1999, the Company had a $6,000,000 line of credit from a bank pursuant to a credit and security agreement originally dated March 4, 1999 which expires November 10, 1999 and bears interest at the prime rate less .5% (7.25% as of May 31, 1999). As of May 31, 1999, there was $2,382,000 outstanding under the Company's line of credit.

         The Company's working capital on May 31, 1999 was $8,515,944 compared to $5,697,623 in fiscal 1998 and $5,140,589 in fiscal 1997. Working capital increased primarily as a result of current assets being funded by long-term borrowings associated with the acquisition of Parker Industries. The current ratio decreased to 2.07:1 in fiscal 1999 from 2.48:1 in fiscal 1998 and 2.90:1 in fiscal 1997.

         Net cash used in operations for fiscal 1999 was $588,573, a decrease of $75,132 from the net cash used in fiscal 1998 of $663,705. The decrease was primarily a result of reductions in inventory and current trade receivables, offset by the loss for the year.

         Net cash used in investing activities during fiscal 1999 was $5,016,756, an increase of $4,035,718 from the net cash used in fiscal 1998 of $981,038. The increase was primarily a result of additional investment in the building expansion and production machinery and equipment and the acquisition of Parker Industries.

         Net cash provided by financing activities in fiscal 1999 was $5,658,340, an increase of $4,271,969 from net cash provided by financing activities in fiscal 1998 of $1,386,371. The increase was due to increased long-term borrowings as a result of the loss for the year and to fund the building expansion, the purchase of production machinery and equipment and the acquisition of Parker Industries.

         Capital Resources

         In April 1999, the Company completed a 27,000 square foot expansion to its Cedar Falls Facility. The total cost of the expansion was approximately $1,000,000 and long-term debt was used to finance it. The expansion has enabled the Company to move all of the Ficklin Machine production from the Onarga Facility to the Cedar Falls Facility.

The Company anticipates no other significant outlays for property and equipment in the near future.

Year 2000 Readiness Disclosure

The Company has developed a Year 2000 Plan to assess the Company's vulnerability to system failures that may arise from the Millenium change and potentially could impact the Company adversely. These threats have been identified, and priorities have been established to address these risks, based on the financial threat or seriousness of the implications. The project's primary emphasis has been to look at the risks with the most severe financial implication first, and then to address these critical problems. The Company believes its review and identification process has been comprehensive, specifically including:

                   Vendors/Suppliers, including Utility Services;

                   Central Accounting System;

                   Office Systems;

                   Building Systems;

                   Factory Machinery and Equipment;

                   Transportation Equipment;

                   Engineering Systems; and

                   Customer Relations.

The Company believes that all mission critical risks have been reviewed or identified and resolved. The Company has been advised that its main computer hardware and software systems will continue to function through the Millenium change. The Company believes its other equipment will not be adversely affected by the Millenium change or other factors mitigate against such risks. Written verification of certain non-critical subsystems are expected to be received in the near future. Utilities that service the Company are unable to provide absolute assurances on Year 2000 reliability. Each believes that their own equipment is reliable, but can make no further assurances. The Company is developing contingency plans to address such possibilities. To date, the Company has met all major deadlines set by its Year 2000 Plan, and the Company anticipates addressing all of the identified risks well before the Millenium change.

The Company believes the implementation of the final aspects of its Year 2000 Plan, and the actions and costs required to prepare all remaining Company systems for the Millenium change will not have a material impact on its business, operations or financial condition.

Based upon the actions taken by the Company and the information it has received to date, the Company does not believe that the Millenium change will materially affect its customers and vendors and the Company does believe that its contingency plans, if required to be implemented, will be successful.


                          Item 7 - Financial Statements

The financial statements of the Company are included herein as a separate section of this Report which begins on page F-1.



             Item 8 - Changes In and Disagreements with Accountants
                     On Accounting and Financial Disclosure

Not Applicable.

                                    PART III

                             Items 9, 10, 11 and 12

The information called for by Items 9, 10, 11 and 12 is incorporated by reference to the definitive proxy statement for the 1999 Annual Meeting of Shareholders of the Company (which involves the election of Directors), which definitive proxy statement will be filed with the Securities and Exchange Commission (the "Commission") not later than September 28, 1999 (120 days after the end of the Company's most recently completed fiscal year).

                   Item 13 - Exhibits and Reports on Form 8-K

(a)      Exhibits

         See Index to Exhibits of this Report.

(b)      Reports on Form 8-K

         A report on Form 8-K, dated March 8, 1999, was filed with the Commission on March 9, 1999, disclosing the acquisition of Parker Industries.

         A report on Form 8-K/A-2 dated May 20, 1999 was filed with the Commission on May 21, 1999, to provide the historical and pro forma financial statements and exhibits required by Item 7 thereof with respect to the acquisition of Parker Industries. The following financial information was included with such report:

         (a)      Financial Statements of Business Acquired.

                  (i)      Report of Independent Auditors.

                  (ii) Balance Sheets of DWZM, Inc., d/b/a Parker Industries, as of January 31, 1999 (unaudited) and October 25, 1998 (audited).

                  (iii) Statements of Income, Retained Earnings (Deficit) and Cash Flows of DWZM, Inc., d/b/a Parker Industries for the three months ended January 31, 1999 and January 31, 1998 (unaudited) and for the years ended October 25, 1998 and October 26, 1997 (audited).

         (b)      Pro forma Financial Information.

                  (i) Unaudited Pro Forma Combined Condensed Balance Sheet of the Company as of February 28, 1999, including notes thereto.

                  (ii) Unaudited Pro Forma Combined Condensed Statement of Operations of the Company for the fiscal year ended May 31, 1998 and for the nine months ended February 28, 1999, including notes thereto.

                          TOP AIR MANUFACTURING, INC.
                                AND SUBSIDIARIES

                         CONSOLIDATED FINANCIAL REPORT
                                  MAY 31, 1999



                                    CONTENTS

                                                                       Page

INDEPENDENT AUDITOR'S REPORT                                            F-1

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated balance sheets                                          F-2
   Consolidated statements of operations                                F-4
   Consolidated statements of stockholders' equity                      F-5
   Consolidated statements of cash flows                                F-6
   Notes to financial statements                                        F-8

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Top Air Manufacturing, Inc.
Cedar Falls, Iowa

We have audited the accompanying consolidated balance sheets of Top Air Manufacturing, Inc. and subsidiaries as of May 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended May 31, 1999, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Top Air Manufacturing, Inc. and subsidiaries as of May 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended May 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.


/s/ McGladrey & Pullen, L.L.P.


Waterloo, Iowa
July 23, 1999

TOP AIR MANUFACTURING, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
May 31, 1999 and 1998

ASSETS (Note 3)                                         1999              1998
--------------------------------------------------------------------------------
Current Assets
   Cash and cash equivalents                  $        58,157     $       5,146
   Trade receivables, less allowances
     for doubtful accounts and discounts
     1999 $628,000; 1998 $395,000                   7,341,602         4,211,004
   Income tax refund receivable                       520,000               --
   Current portion of long-term notes
     receivable (Note 4)                              161,315            25,934
   Inventories (Note 2)                             8,211,251         5,167,744
   Prepaid expenses                                   116,956           140,918
   Deferred income taxes (Note 5)                      68,200             3,000
                                              ----------------------------------
             Total current assets                  16,477,481         9,553,746
                                              ----------------------------------

Long-Term Receivables, Intangibles
  and Other Assets
   Notes receivable, net of current
     portion (Note 4)                                 126,782           286,598
   Assets held for sale (Note 10)                     187,150               --
   Deferred income taxes (Note 5)                     214,500             6,500
   Goodwill (Note 10)                                 983,159         1,060,969
   Other assets                                        33,572            57,182
                                              ----------------------------------
                                                    1,545,163         1,411,249
                                              ----------------------------------

Property and Equipment
   Land and improvements                              222,699            81,637
   Buildings                                          655,944           357,183
   Machinery and equipment                          3,061,189         2,418,500
   Transportation equipment                           654,926           530,281
   Office equipment                                   508,456           411,088
                                              ----------------------------------
                                                    5,103,214         3,798,689
   Less accumulated depreciation                    1,403,788         1,122,423
                                              ----------------------------------
                                                    3,699,426         2,676,266
                                              ----------------------------------


                                              $    21,722,070     $  13,641,261
                                              ==================================

See Notes to Financial Statements.


LIABILITIES AND STOCKHOLDERS' EQUITY                                     1999                1998
-----------------------------------------------------------------------------------------------------

Current Liabilities
   Notes payable (Note 3)                                         $    2,382,000      $    1,620,000
   Current maturities of long-term debt (Note 3)                       3,726,245             455,087
   Accounts payable                                                      722,699           1,004,707
   Accrued salaries and bonuses, including amounts
     due to officers 1999 none; 1998 $75,400                             228,240             299,601
   Accrued commissions payable                                           377,086             245,311
   Other accrued expenses, including amounts due to
     officers and related party 1999 and 1998 $6,000                     389,926             176,225
   Income taxes payable (Note 5)                                         135,341              55,192
                                                                  -----------------------------------
             Total current liabilities                                 7,961,537           3,856,123
                                                                  -----------------------------------

Long-Term Liabilities
   Long-term debt (Note 3)                                             7,655,969           2,323,567
   Deferred revenue (Note 11)                                            120,000                  --
                                                                  -----------------------------------
                                                                       7,775,969           2,323,567
                                                                  -----------------------------------

Commitments (Notes 6 and 11)

Stockholders' Equity (Note 3)
   Capital  stock,  common,  no  par  value;
     stated  value  $.0625  per  share;
     authorized 20,000,000 shares; issued 1999
     5,170,099 shares; 1998 5,167,098 shares (Note 6)                    323,131             322,944
   Additional paid-in capital                                          2,903,324           2,900,688
   Retained earnings                                                   3,094,085           4,369,952
                                                                  -----------------------------------
                                                                       6,320,540           7,593,584
   Less cost of common stock reacquired
     for the treasury 1999 201,142 shares;
     1998 83,642 shares                                                  335,976             132,013
                                                                  -----------------------------------
                                                                       5,984,564           7,461,571
                                                                  -----------------------------------

                                                                  $   21,722,070      $   13,641,261
                                                                  ===================================



TOP AIR MANUFACTURING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended May 31, 1999, 1998 and 1997

                                                              1999               1998               1997
-----------------------------------------------------------------------------------------------------------

Net sales                                               $ 12,295,853      $  16,562,461     $   13,802,266

Cost of goods sold                                        10,125,650         11,120,801          9,236,027
                                                      -----------------------------------------------------

             Gross profit                                  2,170,203          5,441,660          4,566,239
                                                      -----------------------------------------------------

Operating expenses:
   Selling                                                 1,419,820          1,585,741          1,524,782
   Provision for doubtful accounts                           (30,403)            47,208            (31,208)
   Other general and administrative, including
     amounts paid to related parties 1999,
     1998 and 1997 $48,000 (Note 7)                        2,196,698          1,897,476          1,567,355
                                                      -----------------------------------------------------
                                                           3,586,115          3,530,425          3,060,929
                                                      -----------------------------------------------------

             Operating income (loss)                      (1,415,912)         1,911,235          1,505,310
                                                      -----------------------------------------------------

Financial income (expense):
   Interest income                                            25,054             20,362             19,389
   Interest expense                                         (550,852)          (370,591)          (185,048)
                                                      -----------------------------------------------------
                                                            (525,798)          (350,229)          (165,659)
                                                      -----------------------------------------------------

             Income (loss) before income taxes            (1,941,710)         1,561,006          1,339,651

Federal and state income taxes (Note 5)                     (665,843)           560,999            482,275
                                                      -----------------------------------------------------

             Net income (loss)                         $  (1,275,867)     $   1,000,007      $     857,376
                                                      =====================================================

Earnings (loss) per share (Note 9):
   Basic                                               $       (0.25)     $        0.20      $        0.19
                                                      =====================================================
   Fully diluted                                       $       (0.25)     $        0.19      $        0.19
                                                      =====================================================

Weighted average shares (Note 9):
   Basic                                                   5,006,588          5,088,646          4,416,379
   Fully diluted                                           5,006,588          5,249,873          4,504,445



See Notes to Financial Statements.


TOP AIR MANUFACTURING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended May 31, 1999, 1998 and 1997


-------------------------------------------------------------------------------------------------------------
                                    Capital        Additional
                                     Stock,         Paid-In          Retained       Treasury
                                     Issued         Capital          Earnings        Stock           Total
                                  ---------------------------------------------------------------------------

Balance, May 31, 1996             $  250,860    $  1,388,730    $   2,512,569    $  (19,691)    $  4,132,468
   Net income                             --              --          857,376            --          857,376
   Issuance of 1,150,000 shares
     of common stock for the
     purchase of Ficklin Machine
     Co., Inc.  (Note 10)             71,875       1,509,375               --            --        1,581,250
   Issuance of 1,000 shares of
     common stock upon the
     exercise of options                  63             531               --            --              594
                                  ---------------------------------------------------------------------------
Balance, May 31, 1997                322,798       2,898,636        3,369,945       (19,691)       6,571,688
   Net income                             --              --        1,000,007            --        1,000,007
   Purchase of 54,425 shares
     of common stock for the
     treasury                             --              --               --      (112,322)        (112,322)
   Issuance of 2,333 shares of
     common stock upon the
     exercise of options                 146           2,052               --            --            2,198
                                  ---------------------------------------------------------------------------
Balance, May 31, 1998                322,944       2,900,688        4,369,952      (132,013)       7,461,571
   Net (loss)                             --              --       (1,275,867)           --       (1,275,867)
   Purchase of 117,500 shares
     of common stock for the
     treasury                             --              --               --      (203,963)        (203,963)
   Issuance of 3,001 shares of
     common stock upon the
     exercise of options                 187           2,636               --            --            2,823
                                  ---------------------------------------------------------------------------
Balance, May 31, 1999             $  323,131    $  2,903,324    $   3,094,085   $  (335,976)    $  5,984,564
                                  ===========================================================================



See Notes to Financial Statements.


TOP AIR MANUFACTURING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended May 31, 1999, 1998 and 1997

                                                               1999               1998                1997
------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
   Net income (loss)                                    $ (1,275,867)      $  1,000,007      $      857,376
   Adjustments to reconcile net income to
     net cash (used in) operating activities:
      Depreciation                                           482,777            409,457             331,021
      Amortization                                           101,420             97,516              32,275
      Deferred income taxes                                 (273,200)           154,000             (87,000)
      Allowance on disposal of assets held for
        sale (Note 10)                                       100,000                 --                  --
      (Gain) on sale of equipment                                 --            (11,631)            (79,921)
      Change in assets and liabilities, net of the
        effects of business acquisitions (Note 10):
        (Increase) decrease in:
           Trade receivables                                 631,485           (866,262)         (1,500,679)
           Income tax refund receivables                    (520,000)                --                  --
           Inventories                                       759,753         (1,282,590)            (41,043)
           Prepaid expenses                                   27,450            (38,347)             50,630
        Increase (decrease) in:
           Accounts payable and accrued expenses            (822,540)           110,768            (125,765)
           Income taxes payable                               80,149           (236,623)            227,045
           Deferred revenue                                  120,000                 --                  --
                                                        ----------------------------------------------------
             Net cash (used in) operating activities        (588,573)          (663,705)           (336,061)
                                                        ----------------------------------------------------

Cash Flows From Investing Activities
   Proceeds from sale of equipment                                --             19,600           1,135,312
   Purchase of property and equipment                     (1,518,399)        (1,034,552)           (996,927)
   Acquisition of certain net assets of Parker
     Industries                                           (3,522,792)                --                  --
   Payments received on long-term
     notes and other receivable                               24,435             34,613             148,149
   Disbursements on notes receivable                              --                 --            (193,000)
   Increase in intangible and other assets                        --               (699)            (40,472)
                                                        ----------------------------------------------------
             Net cash  provided by (used in)
               investing activities                       (5,016,756)          (981,038)             53,062
                                                        ----------------------------------------------------

Cash Flows from Financing Activities
   Proceeds from short-term borrowings                     9,889,699          8,712,400           7,049,000
   Principal payments on short-term borrowings            (9,535,274)        (7,524,400)         (6,617,000)
   Proceeds from long-term borrowings                     11,985,206            725,000           1,388,444
   Principal payments on long-term borrowings             (6,480,151)          (416,505)         (1,275,038)
   Purchase of common stock for the treasury                (203,963)          (112,322)                 --
   Proceeds from issuance of common stock                      2,823              2,198                 594
                                                        ----------------------------------------------------
             Net cash provided by
               financing activities                        5,658,340          1,386,371             546,000
                                                        ----------------------------------------------------
                                   (Continued)


TOP AIR MANUFACTURING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended May 31, 1999, 1998 and 1997

                                                              1999               1998                1997
-----------------------------------------------------------------------------------------------------------
             Increase (decrease) in cash
               and cash equivalents                     $     53,011      $    (258,372)     $     263,001

Cash and Cash Equivalents
   Beginning                                                   5,146            263,518                517
                                                        ---------------------------------------------------
   Ending                                               $     58,157      $       5,146      $     263,518
                                                        ===================================================

Supplemental Disclosures of Cash Flow
  Information
   Cash payments for:
      Interest                                          $    549,150      $     363,444      $     173,334
                                                        ===================================================
      Income taxes                                      $     47,195      $     643,622      $     344,029
                                                        ===================================================

Supplemental Schedule of Noncash Investing and Financing Activities

   Deferred revenue on land received (Note 11)          $    120,000
                                                        =============

   Acquisition of Parker Industries (Note 10):
      Working capital acquired                          $  6,754,184
      Fair value of other assets acquired,
        principally property and equipment                   274,688
      Long-term debt assumed                              (3,506,080)
                                                        -------------
                                                        $  3,522,792
                                                        =============

      Cash purchase price                               $  3,522,792
                                                        =============


   Acquisition of Ficklin Machine Co., Inc.
     (Note 10):
      Working capital acquired                                                               $   1,075,457
      Fair value of other assets acquired,
        principally property and equipment                                                         775,015
      Goodwill                                                                                   1,125,753
      Long-term debt assumed                                                                    (1,394,975)
                                                                                             -------------
                                                                                             $   1,581,250
                                                                                             =============

      Issuance of 1,150,000 shares of common stock                                           $   1,581,250
                                                                                             =============

See Notes to Financial Statements.


TOP AIR MANUFACTURING, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1.   Nature of Business and Significant Accounting Policies

Nature of business: The Company's operations consist of the design, manufacture and sale of agricultural equipment and repair and replacement parts to dealers located primarily in the midwestern states on credit terms that the Company establishes for individual customers.

Significant accounting policies:

       Principles of consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries, Ficklin Machine Co., Inc. and Parker Industries, Inc., which are wholly-owned. All significant intercompany accounts and transactions have been eliminated.

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

       Assets held for sale: These assets are valued at the lower of cost or fair market value minus estimated costs of disposal.

       Property and equipment and depreciation: Property and equipment is carried at cost. Depreciation on property and equipment is computed by the straight-line method over the estimated useful lives of the assets.

       Goodwill: Goodwill resulting from the Company's acquisition of Ficklin Machine Co., Inc. is being amortized over 15 years using the straight-line method and is periodically reviewed for impairment based upon an assessment of future operations to ensure that they are appropriately valued. Accumulated amortization on goodwill totaled $178,245 and $103,195 at May 31, 1999 and 1998, respectively.

       Deferred revenue: The fair market value of land contributed to the Company by the City of Cedar Falls, Iowa has been accounted for as deferred revenue and is being amortized to income over the estimated useful life of the building constructed on the land. See Note 11.

       Revenue recognition: Sales of all products are recognized as goods are shipped.

TOP AIR MANUFACTURING, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

       Stock options issued to employees: The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", which establishes a fair value based method for the financial reporting of its stock-based employee compensation plans. However, as allowed by the new standard, the Company has elected to continue to measure compensation using the intrinsic value based method as prescribed by Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees." Under this method, compensation is measured as the difference between the market value of the stock on the grant date, less the amount required to be paid for the stock. The difference, if any, is charged to expense over the periods of service.

       Earnings (loss) per share: Basic earnings (loss) per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding. In computing diluted earnings per share, the dilutive effect of stock options during the periods presented as well as the effect of contingently issuable shares also increase the weighted average number of shares.

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

       Recently issued accounting standards: In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for
       Derivative   Instruments   and  Hedging   Activities."   This   statement
       establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement must be adopted no later than May 31, 2002, although earlier application is permitted. The Company is currently evaluating the impact of adopting SFAS No. 133.

Note 2.   Composition of Inventories

Inventories at May 31, 1999 and 1998 consisted of the following:

                                                      1999              1998
                                              --------------------------------
      Raw materials                           $    1,239,815    $      286,304
      Work in process                                830,326           383,516
      Finished goods                               6,141,110         4,497,924
                                              --------------------------------
                                              $    8,211,251    $    5,167,744
                                              ================================

TOP AIR MANUFACTURING, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 3.   Pledged Assets and Related Debt

The Company has a line of credit agreement with a bank which expires November 10, 1999, under which they may borrow up to $6,000,000 in current notes payable based on a percentage of inventory, trade receivables and property and equipment. Based on the levels of inventory, trade receivables and property and equipment, the total amount available could be borrowed under this agreement at May 31, 1999. The interest rate on advances under this agreement is the bank's prime rate less .5% (effective rate of 7.25% at May 31, 1999). The Company has borrowings on this line of $2,382,000 and $1,620,000 as of May 31, 1999 and 1998, respectively. (a)



Long-term debt at May 31, 1999 and 1998 consisted of the following:

                                                                                           Amount Owed
                                                                                  ---------------------------------
                                                                                         1999              1998
                                                                                  ---------------------------------

   Note payable, bank, due in monthly installments of $52,557,
     including interest at 7.1%, through November 10, 2005. (a)                   $    4,348,002        $       --
   Note payable, bank, due in monthly installments of $42,067,
     including interest at 7.75%, through March 10, 2004. (a)                          3,464,816                --
   Note payable, corporation, non interest bearing, due in monthly installments  equal to monthly  collections of trade  receivables that were due to Parker Industries on March 5, 1999, the day the Company acquired certain net assets of Parker Industries.
     Minimum payments required under this agreement are
     $1,796,745, $813,599 and $488,159 on November 15, 1999,
     November 15, 2000 and February 15, 2001, respectively.
     Collateralized by Parker Industries, Inc. trade receivables.                      3,098,503                --
   Note payable, State of Iowa, non-interest bearing, due in monthly installments of $1,667 through July 31, 2004.  Up to $200,000 of this loan is forgiveable if certain employment goals are met on
     June 30, 2002.  Collateralized by substantially all assets of the
     Company.                                                                            300,000                --
   Contract payable, due in monthly installments of $2,625, including interest at 7.75%, through March 10, 2004. Collateralized by three
     semi tractors.                                                                      145,178                --
   Notes payable, bank, paid during the year ended May 31, 1999.                              --         2,690,458
   Other                                                                                  25,715            88,196
                                                                                  ---------------------------------
                                                                                      11,382,214         2,778,654
   Less current maturities                                                             3,726,245           455,087
                                                                                  ---------------------------------
                                                                                  $    7,655,969      $  2,323,567
                                                                                  =================================


(a) These borrowings are collateralized by substantially all of the assets of the Company. The agreements contain various restrictive covenants including, among others, ones which require the Company to maintain a certain amount of working capital, $6,000,000 of tangible equity and certain minimum financial ratios. All covenants have been complied with or waived as of May 31, 1999.



TOP AIR MANUFACTURING, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


The following is a schedule by years of the maturities of the long-term debt as of May 31, 1999:

      Year ending May 31:
         2000                                                 $    3,726,245
         2001                                                        677,826
         2002                                                        713,684
         2003                                                        766,662
         2004                                                        823,357
         Thereafter                                                4,674,440
                                                              --------------
                                                              $   11,382,214
                                                              ==============

Note 4.   Notes Receivable

Notes receivable as of May 31, 1999 consist of the following:

   To be received $2,500 monthly, including interest at 10%,
     through March 1, 2000, with balance due at that date.     $      149,094
   To be received $1,386 monthly, including interest at 8%,
     through June 2009.                                               114,831
   Stockholder, noninterest bearing, to be received in
     three payments of $1,500 a year through January 2004.             24,172
                                                               ---------------
                                                                      288,097
   Less current portion                                               161,315
                                                               ---------------
                                                               $      126,782
                                                               ===============

Note 5.   Income Taxes

Net deferred tax assets consist of the following components as of May 31, 1999 and 1998:

                                                          1999            1998
                                                    ----------------------------
   Deferred tax assets:
      Trade receivables                             $     6,000       $  33,000
      Accrued expenses                                   40,000          46,000
      Net operating loss carryforward                   419,000         128,000
      Alternative minimum tax carryforward               30,000              --
      Deductible goodwill of predecessor company        170,000         189,000
      Property and equipment                             37,000              --
      Contracts payable                                      --          10,000
      Inventory                                              --          28,000
                                                    ----------------------------
                                                        702,000         434,000
                                                    ----------------------------
   Deferred tax liabilities:
      Property and equipment                            219,300         100,500
      Inventory                                         114,000         210,000
      Trade receivables                                  86,000         114,000
                                                    ----------------------------
                                                        419,300         424,500
                                                    ----------------------------

                                                    $   282,700       $   9,500
                                                    ============================

TOP AIR MANUFACTURING, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The  deferred  tax  amounts   mentioned   above  have  been  classified  on  the
accompanying balance sheets as of May 31, 1999 and 1998 as follows:

                                                         1999            1998
                                                   ----------------------------
   Current assets                                  $    68,200      $    3,000
   Noncurrent assets                                   214,500           6,500
                                                   ----------------------------
                                                   $   282,700      $    9,500
                                                   ============================


For income tax purposes, the Company has net operating loss carryforwards of approximately $700,000 which may be used to affect future taxable income. These loss carryforwards expire in 2019. In addition, the Company acquired operating loss carryforwards in connection with the purchase of certain assets of Clay Equipment Corporation in June 1995. Limitations imposed by current tax laws limit the utilization of these acquired carryforwards to approximately $40,000 per year through 2009.

Income tax expense (benefit) is made up of the following components:

                                                   Year Ended May 31,
                                   --------------------------------------------
                                         1999             1998            1997
                                   --------------------------------------------
   Current tax expense (benefit):
      Federal                      $  (344,918)    $    397,999    $    506,827
      State                            (47,725)           9,000          62,448
                                   --------------------------------------------
                                      (392,643)         406,999         569,275
   Deferred tax expense (credit)      (273,200)         154,000         (87,000)
                                   --------------------------------------------
                                   $  (665,843)    $    560,999    $    482,275
                                   ============================================




Total reported tax expense (benefit) applicable to the Company's operations varies from the amount that would have resulted by applying the federal income tax rate to income (loss) before income taxes for the following reasons:

                                                             Year Ended May 31,
                                             ---------------------------------------------
                                                    1999            1998            1997
                                             ---------------------------------------------

   Income tax expense (benefit) at
     statutory federal income tax rate       $   (679,599)    $    546,352    $    468,878
   State tax expense (benefit),
     net of federal income tax benefit            (31,021)           6,202          41,216
   Benefit of income taxed at lower rates          19,417          (15,610)        (13,397)
   Other                                           25,360           24,055         (14,422)
                                             ---------------------------------------------
                                             $   (665,843)    $    560,999    $    482,275
                                             =============================================


TOP AIR MANUFACTURING, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 6.   Stock-Based Compensation

At May 31, 1999, the Company has a stock-based compensation plan which is described below. As permitted under generally accepted accounting principles, grants under this plan are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under the plan. Had compensation cost for the stock based compensation plan been determined based on the grant date fair values of the awards (the method prescribed in SFAS No. 123), reported net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts shown below:

                                                    Year Ended May 31,
                                      ------------------------------------------
                                            1999           1998           1997
                                      ------------------------------------------
Net income (loss)
   As reported                        $(1,275,867)   $  1,000,007   $   857,376
   Pro forma                           (1,356,867)        940,007       830,376

Basic earnings (loss) per share
   As reported                              (0.25)           0.20          0.19
   Pro forma                                (0.26)           0.18          0.19

Fully diluted earnings (loss)
  per share
   As reported                              (0.25)           0.19          0.19
   Pro forma                                (0.26)           0.18          0.18


The Company has a stock option plan adopted in 1993 which provides for the issuance of a maximum of 425,000 shares of common stock to officers, directors and key employees at a price per share of not less than 100% of the market price at the date of grant. The options granted under this plan become exercisable over three years.

In addition, the Company granted options to purchase 50,000 shares of common stock of the Company to a non-employee in connection with the acquisition of Ficklin Machine Co., Inc. See Note 10.

The  fair  value  of each  grant  is  estimated  at the  grant  date  using  the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions for grants:

                                                 Year Ended May 31,
                               -------------------------------------------------
                                     1999              1998             1997
                               -------------------------------------------------
Risk free interest rate             5.04%             5.71%            6.35%

Expected life                    10 years          10 years         10 years

Price volatility                    46.2%             40.4%            29.6%

Expected dividends                    --                --               --

TOP AIR MANUFACTURING, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The following table summarizes the options to purchase shares of the Company's common stock:

                                                        Stock Options
                                            ---------------------------------
                                                                    Weighted
                                                                     Average
                                                                    Exercise
                                                Outstanding          Price
                                            ---------------    ---------------
Balance at May 31, 1996                           201,501            0.9332
   Granted                                        116,000            1.3750
   Exercised                                       (1,000)           0.5938
   Canceled                                        (7,000)           1.1429
                                            ---------------    ---------------
Balance at May 31, 1997                           309,501            1.0952
   Granted                                         67,500            2.6875
   Exercised                                       (2,333)           0.9421
   Canceled                                        (5,667)           1.2831
                                            ---------------    ---------------
Balance at May 31, 1998                           369,001            1.3846
   Granted                                         88,500            1.0000
   Exercised                                       (3,001)           0.9409
   Canceled                                        (9,000)           1.5834
                                            ---------------    ---------------
Balance at May 31, 1999                           445,500            1.3071
                                            ===============    ===============


                                                     Number of Options
                                     ------------------------------------------
                                           1999            1998          1997
                                     ------------------------------------------
Exercisable, end of year                 293,334         239,500       132,995

Weighted-average fair value
  per option of options granted
  during the year                    $      0.65     $      1.66     $    0.78


Options are exercisable over varying periods ending on January 2009.



A further summary of the fixed options outstanding at May 31, 1999 is as follows:

                                    Options Outstanding                   Options Exercisable
                        -------------------------------------------   ----------------------------
                                          Weighted
                                           Average        Weighted                       Weighted
                                          Remaining        Average                       Average
   Range of                 Number       Contractual      Exercise        Number         Exercise
Exercise Prices          Outstanding        Life            Price      Exercisable        Price
------------------------------------------------------------------    ----------------------------
    0.5938                 34,000           3.625          0.5938         34,000          0.5938
    0.8438                 36,000           4.625          0.8438         36,000          0.8438
    0.7500 to 1.0000       54,500           5.578          0.8303         54,500          0.8303
    1.2188 to 1.2813       56,000           6.584          1.2618         56,000          1.2618
    1.3750                112,000           7.625          1.3750         91,336          1.3750
    2.6875                 64,500           8.660          2.6875         21,498          2.6875
    1.0000                 88,500           9.706          1.0000             --              --
                       -------------------------------------------    ----------------------------
                          445,500       $   7.259       $  1.3071        293,334       $  1.1926
                       ===========================================    ============================


TOP AIR MANUFACTURING, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 7.   Research and Development

Research and development costs included in the statements of income as part of other general and administrative expenses totaled $591,839, $486,985 and $448,350 for the years ended May 31, 1999, 1998 and 1997, respectively.

Note 8.   Employee Benefit Plan

The Company has a 401(k) defined contribution plan covering substantially all employees. The plan provides for a matching employer contribution based on the employee's contributions up to 10% of compensation. Additional discretionary contributions to the plan may also be made. Employer contributions for the years ended May 31, 1999, 1998 and 1997 were $80,986, $52,569 and $40,444 respectively.


Note 9.   Earnings (loss) Per Share

Basic and diluted earnings (loss) per share are as follows:

                                                                         Year Ended May 31,
                                                      -----------------------------------------------------
                                                               1999              1998             1997
                                                      -----------------------------------------------------
Basic earnings (loss) per share:
   Net income (loss) available to common
     stockholders-basic                                $   (1,275,867)    $  1,000,007    $      857,376
                                                       ==================================================

   Weighted average shares outstanding-basic                5,006,588        5,088,646         4,416,379
                                                       ==================================================

   Basic earnings (loss) per share                     $        (0.25)    $       0.20    $         0.19
                                                       ==================================================

Diluted earnings (loss) per share:
   Net income available to
     common stockholders-diluted                       $   (1,275,867)    $  1,000,007    $      857,376
                                                       ==================================================

   Weighted average shares outstanding-basic                5,006,588        5,088,646         4,416,379

   Effect of dilutive securities, employee
     stock options                                                 --          161,227            88,066
                                                       --------------------------------------------------

   Weighted average shares outstanding-diluted              5,006,588        5,249,873         4,504,445
                                                       ==================================================

   Diluted earnings (loss) per share                   $        (0.25)    $       0.19    $         0.19
                                                       ==================================================

   Antidilutive options excluded from above
     calculations                                             445,500           67,500               --
                                                       ==================================================


TOP AIR MANUFACTURING, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 10.   Business Acquisitions and Subsequent Events

Parker Industries: On March 5, 1999 the Company formed a wholly owned subsidiary which acquired certain net assets of Parker Industries ("Parker") of Jefferson, Iowa in exchange for a cash payment of $3,522,792 and a non-interest bearing note of $3,506,080.

Parker designs, manufactures and distributes grain wagons and carts and other bulk seed equipment. The Company currently intends to continue the business of Parker in substantially the same manner as conducted prior to the acquisition. The acquisition has been accounted for by the purchase method and the results of operations of Parker since the date of acquisition are included in the financial statements.

Unaudited pro forma consolidated condensed financial statements for the years ended May 31, 1999 and 1998 as though Parker had been acquired as of June 1, 1997 are as follows:

                                                         1999            1998
                                                 -------------------------------
   Net sales                                     $  17,207,000    $ 30,849,000
   Net income (loss)                                (2,296,000)      1,675,000
   Earnings (loss) per share:
      Basic                                              (0.46)           0.33
      Diluted                                            (0.46)           0.32


Ficklin Machine Co., Inc.: On January 15, 1997 the Company acquired all of the issued and outstanding stock of Ficklin Machine Co., Inc. ("Ficklin") of Onarga, Illinois in exchange for 1,150,000 shares of the Company's no par value common stock. As a result, Ficklin became a wholly-owned subsidiary of the Company. Ficklin designs, manufactures and distributes grain wagons and carts and small lawn and garden sprayers. The acquisition has been accounted for by the purchase method and the results of operations of Ficklin since the date of acquisition are included in the financial statements.

On June 25, 1999 the Company closed its Onarga, Illinois facility and began moving production to its Cedar Falls, Iowa facility. The buildings, land and improvements in Onarga have been classified as assets held for sale on the accompanying balance sheet as of May 31, 1999 and have been reduced to their estimated fair market values less costs of disposal.

Note 11.   Lease Commitments

In connection with the acquisition of Parker, the Company entered into a 10 year non cancelable agreement to lease a 60,000 square foot facility from the City of Jefferson, Iowa ("Jefferson"). The lease requires 5 annual payments of $67,405 beginning March 5, 2002 and 3 annual payments of $175,000 beginning March 5, 2007 through March 5, 2009. Rent is being expensed by the straight-line method over the term of the lease. In addition, the Company is required to pay all property taxes, insurance and maintenance on the property. The Company has the option to purchase the facility at any time for $750,000 in year one decreasing to $539,175 in year seven and appraised value after that.

TOP AIR MANUFACTURING, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

On July 13, 1998 the Company received a contribution of approximately 4 acres of land from the City in exchange for an agreement to expand its current manufacturing facilities. The Company completed the expansion of its Cedar Falls facility at a cost of approximately $1,000,000 during 1999. As a part of this agreement, in the event that the existing 85,000 square foot facility discussed above is sold prior to the Company's right to exercise its purchase option, the Company would receive 20.5% of the proceeds of the sale.

The total minimum rental commitment, under the above agreements, including extension periods, at May 31, 1999 is approximately $3,362,000 which is due as follows:

   Year ending May:
       2000                                             $      200,000
       2001                                                    200,000
       2002                                                    267,400
       2003                                                    267,400
       2004                                                    267,400
       Thereafter                                            2,159,800
                                                        ---------------
                                                        $    3,362,000
                                                        ===============


Under these agreements, the Company incurred approximately $212,000, $200,000 and $143,000 in rent expense for the years ended May 31, 1999, 1998 and 1997, respectively.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                      TOP AIR MANUFACTURING, INC.

Date:  August 27, 1999
                                      By   /s/ Steven R. Lind
                                           -------------------------------------
                                           Steven R. Lind,
                                           President and Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                        Title                          Date
    ---------                        -----                          ----


/s/ Steven R. Lind            President, Chief Executive       August 27, 1999
----------------------------  Officer and Director
Steven R. Lind                (Principal Executive Officer)


/s/ Steven F. Bahlmann        Chief Accounting Officer         August 27, 1999
----------------------------  (Principal Accounting
Steven F. Bahlmann            Officer)


/s/ Wayne C. Dudley           Director                         August 27, 1999
----------------------------
Wayne C. Dudley


/s/ Dennis W. Dudley          Director                         August 27, 1999
----------------------------
Dennis W. Dudley


                              Director                         August ____, 1999
----------------------------
Robert J. Freeman


/s/ Franklin A. Jacobs        Director                         August 27, 1999
----------------------------
Franklin A. Jacobs


/s/ S. Lee Kling              Director                         August 27, 1999
----------------------------
S. Lee Kling


----------------------------  Director                         August ____, 1999
Sanford W. Weiss


/s/ Thaddeus P. Vannice, Sr.  Director                         August 27, 1999
----------------------------
Thaddeus P. Vannice, Sr.

                                INDEX TO EXHIBITS

Exhibit
Number                      Description
-------                     -----------

*2(a) Share Exchange Agreement between Wayne W. Whalen and the Company dated January 15, 1997 under which the Company acquired Ficklin Machine Co., Inc., filed as Exhibit 2.1 to the Company's Form 8-K dated January 24, 1997

*2(b) Asset Purchase Agreement by and among the Company, Parker Acquisition Sub, Inc., Owosso Corporation and DWZM, Inc., dated as of March 3, 1999, filed as Exhibit 2.1 to the Company's Form 8-K dated March 8, 1999

*3(a) Amended and Restated Articles of Incorporation, filed as Exhibit 3(c) to the Company's Annual Report on Form 10-KSB for fiscal year 1991 (the "1991 Form 10-KSB")

*3(b)       Amended and Restated By-laws, filed as Exhibit 3(d) to the 1991 Form
            10-KSB

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

**10(c)+ Employment Agreement between the Company and Steven R. Lind dated as of November 6, 1992

**10(d)+ First Amendment to Employment Agreement between the Company and Steven R. Lind dated as of October 19, 1994

*10(e)+ 1993 Stock Option Plan adopted by the Board of Directors November 6, 1992, filed as Exhibit 10(c) to the 1993 Form 10-KSB

*10(f)+ Summary Plan description for 401(k) plan adopted by the Board of Directors on October 22, 1991, filed as Exhibit 28(b) to the Company's Annual Report on Form 10-KSB for fiscal year 1992 (the "1992 Form 10-KSB")

*10(g)+ First Amendment to 1993 Stock Option Plan dated October 1, 1995, filed as Exhibit 10(h) to the Company's Annual Report on Form 10-KSB for the fiscal year 1997 (the "1997 Form 10-KSB")

*10(h)+ Second Amendment to 1993 Stock Option Plan dated March 4, 1997, filed as Exhibit 10(i) to the 1997 Form 10-KSB

*10(i) Consulting Agreement dated December 12, 1996 between the Company and Gregory Wilson, together with a Stock Option Agreement issued in connection therewith, filed as Exhibit 10(j) to the 1997 Form 10-KSB

*10(j) Building lease dated April 17, 1995 between the Company and the City of Cedar Falls, Iowa, filed as Exhibit 10(l) to the Company's Annual Report on Form 10-KSB for the fiscal year 1998 (the "1998 Form 10-KSB")

*10(k) Developmental Agreement dated July 13, 1998 between the Company and the City of Cedar Falls, Iowa, filed as Exhibit 10(m) to the 1998 Form 10-KSB

**10(l) Loan Agreement between the Company and Mercantile Bank Midwest, dated November 2, 1998

**10(m) Modification Agreement to a Loan Agreement dated November 2, 1998 between the Company and Mercantile Bank Midwest, dated March 4, 1999.

**10(n) Promissory Note in the principal amount of $4,500,000 in favor of Mercantile Bank Midwest, dated November 2, 1998

**10(o) Promissory Note in the principal amount of $3,500,000 in favor of Mercantile Bank Midwest, dated March 4, 1999

**10(p) Promissory Note in the principal amount of $6,000,000 in favor of Mercantile Bank Midwest, dated March 4, 1999

**10(q) Community Economic Betterment Account ("CEBA") Agreement by and among the Iowa Department of Economic Development, City of Jefferson and Parker Industries, Inc., dated as of February 18, 1999

**10(r) Promissory Note in the principal amount of $300,000 in favor of The City of Jefferson, dated as of February 18, 1999, as part of the Iowa Department of Economic Development CEBA Program

**10(s) Lease Agreement between the Company and Greene County Development Corporation, dated as of March 5, 1999

**10(t)     Promissory Note in favor of DWZM,  Inc., dated March 5, 1999, issued
            in  connection   with  the  acquisition  of  the  assets  of  Parker
            Industries

**10(u)+ Employment Agreement between the Company and Thaddeus P. Vannice, Sr. dated January 15, 1997

**10(v)+ Employment Agreement between the Company and James R. Harken dated as of October 19, 1998

**10(w)+ Employment Agreement between the Company and Scott L. Wildeboer dated as of October 19, 1998

**10(x)+ Employment Agreement between the Company and Steven F. Bahlmann dated as of October 19, 1998

**10(y)+ Employment Agreement between the Company and Jerome M. Sechler dated as of May 11, 1999

**11        Statement re Computation of Per Share Earnings

**21        List of Subsidiaries

**23        Consent of Accountants

**27        Financial Data Schedule (Filed in EDGAR version only)

**99 Cautionary Statement Identifying Important Factors that Could Cause the Company's Actual Results to Differ from those Projected in Forward-Looking Statements

----------------

* Incorporated by reference to the indicated documents or parts thereof, previously filed with the Commission.

**          Filed herewith.

+           Management contract or compensatory plan or arrangement.