Form 10QSB
period 1999-08-31
TOP AIR MANUFACTURING INC
filed 1999-10-15
CIK 355469

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

{X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended August 31, 1999.

       or

{ }    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

For the transition period from ___________ to ____________.

Commission File Number: 1-13679

                           TOP AIR MANUFACTURING, INC.
       (Exact Name of Small Business Issuer, as Specified in Its Charter)

          Iowa                                               42-1155462
-----------------------------------------                    ----------
(State or Other Jurisdiction                              (I.R.S. Employer
of Incorporation or Organization)                         Identification No.)

317 Savannah Park Road, Cedar Falls, Iowa                      50613
-----------------------------------------                     -------
 (Address of Principal Executive Offices)
(Zip Code)

                                 (319) 268-0473
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
                 ----------------------------------------------
                 (Former Name, Former Address and Former Fiscal
                       Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X     No
                                     ---       ---

            4,976,290 shares of Common Stock, No par Value, were outstanding as of September 30, 1999.

Transitional Small Business Disclosure Format (Check One):

                                 Yes        No  X
                                     ---       ---

                  TOP AIR MANUFACTURING, INC. AND SUBSIDIARIES


                                      INDEX


PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements:

    Condensed Consolidated Balance Sheets,
       August 31, 1999 (unaudited)
        and May 31, 1999                                                     1

    Unaudited Condensed Consolidated Statements of
       Operations, Three Months Ended
        August 31, 1999 and 1998                                             2

    Unaudited Condensed Consolidated Statements of
       Cash Flows, Three Months Ended August 31, 1999
        and 1998                                                             3

    Notes to Condensed Consolidated Financial Statements
     (unaudited)                                                             4


  Item 2. Management's Discussion and Analysis or
          Plan of Operation                                                  5


PART II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K                                  7

SIGNATURES                                                                   8

EXHIBIT INDEX                                                                9

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                  TOP AIR MANUFACTURING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  AUGUST 31,           MAY 31,
                                                     1999               1999*
                                                 -----------       -------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                     $    12,784       $     58,157
   Trade receivables, net of allowance for
     doubtful accounts August 31, 1999
     $597,236; May 31, 1999 $628,000               7,227,708          7,341,602
   Inventories (Note 2)                            7,898,882          8,211,251
   Income tax benefits                               774,080            520,000
   Other current assets                              350,535            346,471
                                                   ---------          ---------

          Total Current Assets                    16,263,989         16,477,481
                                                  ----------         ----------

LONG TERM RECEIVABLES AND OTHER ASSETS
  Notes receivable, net of current portion           104,450            126,782
  Goodwill                                           963,706            983,159
  Other  assets                                      242,120            435,222
                                                 -----------       ------------
                                                   1,310,276          1,545,163
                                                 -----------        -----------
PROPERTY AND EQUIPMENT, at cost,
  less accumulated depreciation
  August 31, 1999 $1,547,151;
  May 31, 1999 $1,403,788                          3,778,139          3,699,426
                                                   ---------          ---------

                                                 $21,352,404        $21,722,070
                                                  ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term debt                                $ 4,070,954      $   3,104,699
  Other Liabilities and accrued items              4,162,505          4,856,838
                                                   ---------          ---------

    Total Current Liabilities                      8,233,459          7,961,537
                                                   ---------          ---------

LONG-TERM LIABILITIES                              7,637,935          7,775,969
                                                   ---------          ---------

STOCKHOLDERS' EQUITY
  Common stock                                       323,589            323,131
  Additional paid-in capital                       2,910,918          2,903,324
  Retained earnings                                2,582,479          3,094,085
                                                   ---------          ---------
                                                   5,816,986          6,320,540
  Less cost of treasury stock                        335,976            335,976
                                                  ----------        -----------
                                                   5,481,010          5,984,564
                                                   ---------          ---------
                                                 $21,352,404        $21,722,070
                                                  ==========         ==========

*Condensed from Audited Financial Statements.

  See notes to Condensed Consolidated Financial Statements.

                  TOP AIR MANUFACTURING, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months ended August 31, 1999 and 1998



                                                    1999              1998
                                                    ----              ----

Net Sales                                           $2,904,971     $2,240,909
                                                     ---------      ---------

Costs and Expenses:

  Cost of goods sold                                 2,387,148      1,626,421

  Selling and administrative expenses                  892,205        725,285

  Research and development expenses                    216,341        133,898

  Interest Expense                                     224,548        117,637
                                                       -------        -------

                                                     3,720,242      2,603,241

    Operating Income (loss)                           (815,271)      (362,332)

Other Income                                            15,964          4,580
                                                        ------          -----

     Income (loss) before Income Taxes                (799,307)      (357,752)

     Income Taxes (credits)                           (287,700)      (131,931)
                                                      ---------      ---------

     Net Income (loss)                               $(511,607)     $(225,821)
                                                      =========      =========


Earnings (loss) per  Share:

    Basic                                            $    (.10)     $    (.04)
                                                      =========      =========

    Fully Diluted                                    $    (.10)     $    (.04)
                                                     ==========      =========


Weighted Average Shares

      Basic                                          4,975,272      5,083,664

      Fully Diluted                                  4,975,272      5,083,664


See Notes to Condensed Consolidated Financial Statements.

                  TOP AIR MANUFACTURING, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             Three Months Ended August 31, 1999 and August 31, 1998



                                                       1999             1998
                                                   -----------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) operating activities            $(1,232,698)     $(1,108,091)
                                                    ----------       ----------


CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of equipment                       15,500               --
  Purchase of property and equipment                   (42,158)        (185,244)
  Payments received on long-term
    notes receivable                                     5,024            8,202
                                                    ----------        ---------
    Net cash (used in) investing activities            (21,634)        (177,042)
                                                    ----------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term borrowings                2,199,000        1,895,000
  Proceeds from long-term borrowings                        --          162,414
  Principal payments on short term borrowings         (952,000)        (653,000)
  Principal payments on long-term borrowings           (46,093)        (113,432)
  Net proceeds from issuance of common stock
  August 31, 1999 7,333 shares;
    August 31, 1998 3,001 shares                         8,052            2,823
  Purchase of common stock for the treasury                 --          (10,230)
                                                    ----------       ----------
Net cash provided by financing activities            1,208,959        1,283,575
                                                     ---------       ----------


Increase (decrease) in Cash and
  Cash Equivalents                                     (45,373)          (1,558)

CASH AND CASH EQUIVALENTS

  Beginning                                             58,157            5,146
                                                   -----------       ----------

  Ending                                         $      12,784    $      12,784
                                                  ============     ============


See notes to Condensed Consolidated Financial Statements.

                  TOP AIR MANUFACTURING, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  Condensed Consolidated Financial Statements

The financial statements of Top Air Manufacturing, Inc. and its wholly owned subsidiaries (Ficklin Machine Co., Inc. and Parker Industries, Inc.) have been presented on a consolidated basis as of August 31, 1999, May 31, 1999 and for the three months ended August 31, 1999 and 1998. All significant intercompany accounts and transactions have been eliminated.

The condensed consolidated balance sheet as of August 31, 1999 and the condensed consolidated statements of operations and cash flows for the three months ended August 31, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 1999 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1999 Annual Report to Shareholders. The results of operations for the periods ended August 31, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

Note 2.  Inventories

         Inventories consist of the following:


                                               August 31, 1999      May 31, 1999
                                               ---------------      ------------
         Finished Goods                           $5,705,795          $6,141,110
         Work in Process                             684,488             830,326
         Raw Materials and Supplies                1,508,599           1,239,815
                                                 -----------          ----------

                                                  $7,898,882          $8,211,251
                                                  ==========          ==========

                  TOP AIR MANUFACTURING, INC. AND SUBSIDIARIES


This report contains certain forward-looking statements within the meaning of the Federal securities laws which, while reflective of management's beliefs or expectations, involves certain risks and uncertainties, many of which are beyond the control of Top Air Manufacturing, Inc. ("Top Air" or the "Company"). Accordingly, the Company's actual results and the timing of certain events could differ materially from those discussed herein. Factors that cause or contribute to such differences include, but are not limited to, those factors discussed in the section captioned "Item 2. Management's Discussion and Analysis or Plan of Operation" and those factors discussed in Exhibit 99 to the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Net Sales:

The Company's net sales for the first quarter of fiscal 2000 increased 30% to $2,904,971 compared to $2,240,909 for the same period last year. The increase was a result of incremental sales of approximately $1,271,000 derived from the acquisition of Parker Industries ("Parker") offset by a decrease in sales of Top Air's other product lines of approximately $607,000. The decrease in sales of Top Air's other product lines was a result of the continuing farm recession that began in the spring of 1998, which management believes has caused farmers to postpone purchases of equipment in their operations. This sales decrease was anticipated, and the Company has taken several steps believed by management to be appropriate to control operating costs and overhead during this recessionary period. Such steps include the permanent closing of the Company's production facility in Onarga, Illinois, the intended sale of the land, buildings and machinery located at such facility and temporary plant shutdowns which have occurred or are planned for the Company's production facilities located in Cedar Falls, Iowa and Jefferson, Iowa. The Company is also increasing its volume of subcontract work for other companies in order to increase plant utilization.

Operating Costs & Expenses:

The Company's cost of goods sold for the quarter ended August 31, 1999 increased to 82% of net sales compared to 73% for the first quarter of the previous year. The increase as a percentage of sales, was primarily a result of the decline in the sales of Top Air's other product lines, which have historically had higher gross margins than the Parker products that are now incrementally included in the sales mix.

Operating expenses increased 29% to $1,108,546 for the first quarter of fiscal 2000 compared to $859,183 for the previous year. The increase was primarily a result of the incremental expenses incurred from the Parker acquisition offset by a 4% decrease in operating expenses at Top Air.

Interest Expense:

Interest expense increased 91% to $224,548 compared to $117,637 for the first quarter of last year. The increase was due to higher levels of short-term and long-term debt outstanding during the period incurred primarily to finance the acquisition of Parker.

                  TOP AIR MANUFACTURING, INC. AND SUBSIDIARIES

Income Taxes:

The income tax credits of $287,700 and $131,931 for the quarters ended August 31, 1999 and 1998, represent the benefit that would be received if the loss of the quarter was carried back to reclaim income tax paid in prior years.

Net Income (Loss):

As a result of the factors discussed herein, the Company recorded a net loss of $511,607 for the quarter ended August 31, 1999, as compared to a net loss of $225,821 for the same period last year. Although the results for the first quarter of the current year are lower than last year's first quarter results, management believes the aforedescribed steps taken or to be implemented by the Company in response to the current condition of the farm economy should improve fiscal year 2000 results when compared to fiscal year 1999.

Material Changes in Financial Position:

The Company's loss from operations of $511,607 was primarily responsible for the decrease in working capital of $485,414.

Liquidity and Capital Resources:

At August 31, 1999 the Company had working capital of $8,030,530 an increase of $2,546,999 over a year ago and a decrease of $485,414 since May 31, 1999. The increase from a year ago is primarily a result of approximately $4,400,000 of working capital picked-up with the acquisition of Parker on March 5, 1999 offset by approximately $1,600,000 of losses from operations. The decrease since May 31, 1999 is described in the changes in financial position above. The current ratio decreased to 1.98 from 2.07 at May 31, 1999. The Company anticipates no significant outlays for property and equipment in the foreseeable future. The Company believes it has access to sufficient working capital to support its current needs for the foreseeable future.

Year 2000 Readiness Disclosure:

The Company has developed a Year 2000 Plan to assess the Company's vulnerability to system failures that may arise from the Millennium change and potentially could impact the Company adversely. These threats have been identified, and priorities have been established to address these risks, based on the financial threat or seriousness of the implications. The project's primary emphasis has been to look at the risks with the most severe financial implication first, and then to address these critical problems. The Company believes its review and identification process has been comprehensive, specifically including:

o         Vendors/Suppliers, including Utility Services;

o         Central Accounting System;

o         Office Systems;

o         Building Systems;

o         Factory Machinery and Equipment;

o         Transportation Equipment;

                  TOP AIR MANUFACTURING, INC. AND SUBSIDIARIES


o         Engineering Systems; and

o         Customer Relations.

The Company believes that all mission critical risks have been reviewed or identified and resolved. The Company has been advised that its main computer hardware and software systems will continue to function through the Millennium change. The Company believes its other equipment will not be adversely affected by the Millennium change or other factors mitigate against such risks. Utilities that service the Company are unable to provide absolute assurances on Year 2000 reliability. Each believes that their own equipment is reliable, but can make no further assurance. The Company is developing contingency plans to address such possibilities. To date, the Company has met all major deadlines set by its Year 2000 Plan, and the Company anticipates addressing all of the identified risks well before the Millennium change.

The Company believes the implementation of the final aspects of its Year 2000 Plan, and the actions and costs required to prepare all remaining Company systems for the Millennium change will not have a material impact on its business, operations or financial condition.

Based upon the actions taken by the Company and the information it has received to date, the Company does not believe that the Millennium change will materially affect its customers and vendors and the Company does believe that its contingency plans, if required to be implemented, will be successful.


                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits


      Exhibit Number
      --------------

            11         Statement Re Computation of Earnings Per Common Share

            27         Financial Data Schedule


(b) No reports on Form 8-K were filed by the Company during the quarter ended August 31, 1999.

                  TOP AIR MANUFACTURING, INC. AND SUBSIDIARIES


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          TOP AIR MANUFACTURING, INC.
                                          (Registrant)


Date:  October 15, 1999                   /s/ Steven R. Lind
                                          --------------------------------------
                                          Steven R. Lind
                                          President and Chief Executive Officer;
                                            Principal Executive Officer


Date:  October 15, 1999                   /s/ Steven F. Bahlmann
                                          --------------------------------------
                                          Steven F. Bahlmann
                                          Chief Accounting Officer;
                                            Principal Accounting Officer

                  TOP AIR MANUFACTURING, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX


Exhibit Number                      Description
--------------                      -----------

     11                             Computation of Earnings (Loss) Per Share

     27                             Financial Data Schedule