Form 10QSB
period 1999-11-30
TOP AIR MANUFACTURING INC
filed 2000-01-14
CIK 355469

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

{X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly Period ended November 30, 1999

         or

{ }  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT.


For the transition period from    ________ to __________

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

                               Yes   X     No
                                   -----      -----
        4,954,803 Common Shares were outstanding as of December 31, 1999.

Transitional Small Business Disclosure Format (check one):

                               Yes        No   X
                                   -----     ------

                  TOP AIR MANUFACTURING, INC. AND SUBSIDIARIES


                                      INDEX


PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements:

    Condensed Consolidated Balance Sheets, November 30, 1999 (unaudited)
         and May 31, 1999                                                    1

    Unaudited Condensed Consolidated Statements of Operations, Three
          Months and Six Months Ended November 30, 1999 and 1998             2

    Unaudited Condensed Consolidated Statements of Cash Flows, Six
         Months Ended November 30, 1999 and 1998                             3

     Notes to Condensed Consolidated Financial Statements (unaudited)        4

  Item 2. Management's Discussion and Analysis or Plan of Operation          5



PART II. OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders               8

  Item 6. Exhibits and Reports on Form 8-K                                   8

SIGNATURES                                                                   9

EXHIBIT INDEX                                                               10

                  TOP AIR MANUFACTURING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

   ASSETS
                                                    NOVEMBER 30,        MAY 31,
                                                        1999             1999*
                                                    ------------     -----------
CURRENT ASSETS
    Cash and cash equivalents                         $  4,955      $     58,157
    Trade receivables, net of allowance for
      doubtful accounts November  30, 1999
      $626,565; May 31, 1999 $628,000                5,097,966         7,341,602
    Inventories (Note 2)                             6,704,363         8,211,251
    Income tax benefits                                572,136           520,000
    Other current assets                               311,689           346,471
                                                   -----------        ----------

        Total Current Assets                        12,691,109        16,477,481
                                                   -----------        ----------

LONG TERM RECEIVABLES AND OTHER ASSETS
    Notes receivable, net of current portion           103,013           126,782
    Goodwill                                           944,253           983,159
    Other  assets                                      236,175           435,222
                                                  ------------      ------------
                                                     1,283,441         1,545,163
                                                  ------------      ------------
PROPERTY AND EQUIPMENT, at cost,
    less accumulated depreciation
    November 30, 1999 $1,599,244;
    May 31, 1999 $1,403,788                          3,468,063         3,699,426
                                                  ------------      ------------

                                                   $17,442,613       $21,722,070
                                                    ==========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Short-term debt                                $ 2,213,169       $ 3,104,699
    Other liabilities and accrued items              2,761,074         4,856,838
                                                  ------------      ------------

      Total Current Liabilities                      4,974,243         7,961,537
                                                  ------------      ------------

LONG-TERM LIABILITIES                                7,472,754         7,775,969
                                                  ------------      ------------

STOCKHOLDERS' EQUITY
    Common stock                                       323,589           323,131
    Additional paid-in capital                       2,910,918         2,903,324
    Retained earnings                                2,121,257         3,094,085
                                                  ------------      ------------
                                                     5,355,764         6,320,540
    Less cost of treasury stock                        360,148           335,976
                                                  ------------      ------------
                                                     4,995,616         5,984,564
                                                  ------------      ------------
                                                  $ 17,442,613      $ 21,722,070
                                                  ============      ============

*Condensed from Audited Financial Statements.

See notes to Condensed Consolidated Financial Statements.


                  TOP AIR MANUFACTURING, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                           Three Months Ended                  Six Months Ended
                                              November 30,                       November 30,
                                        1999             1998               1999              1998
                                      -----------------------------------------------------------------

Net Sales                             $3,853,249        $2,272,180         $6,758,220       $4,513,089
                                      ----------        ----------         ----------       ----------
Costs and Expenses:

  Cost of goods sold                   3,262,450         1,596,546          5,649,598        3,222,967

  Selling and administrative
   expenses                              982,519           665,994          1,869,961        1,391,279

  Research and development
   expenses                              181,148           137,316            397,489          271,214

  Interest expense                       188,266           122,769            412,814          240,406
                                    ------------      ------------       ------------    -------------

                                       4,614,383         2,522,625          8,329,862        5,125,866
                                    ------------      ------------       ------------     ------------
                                        (761,134)         (250,445)        (1,571,642)        (612,777)

Other Income                              42,913            19,310             54,114           23,890
                                   -------------     -------------      -------------   --------------

  Income (loss) before
   Income Taxes                         (718,221)         (231,135)        (1,517,528)        (588,887)

Income Taxes (credits)                  (257,000)          (78,811)          (544,700)        (210,742)
                                    ------------      ------------    ---------------    -------------

Net Income (loss)                    $  (461,221)       $ (152,324)      $   (972,828)    $   (378,145)
                                    ============       ===========      =============    =============


Earnings (loss) per share:
  Basic                              $      (.09)      $      (.03)      $       (.20)     $      (.07)
                                    ============      ============      =============     ============
  Fully Diluted                      $      (.09)      $      (.03)      $       (.20)     $      (.07)
                                    ============      ============      =============     ============

Weighted Average Shares:
  Basic                                4,975,346         5,005,192          4,975,309        5,044,622
  Fully Diluted                        4,975,346         5,005,192          4,975,309        5,044,622


See Notes to Condensed Consolidated Financial Statements.


                  TOP AIR MANUFACTURING, INC. AND SUBSIDIARIES

               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH
                FLOWS Six Months Ended November 30, 1999 and 1998


                                                      1999               1998
                                                 ------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net cash provided by (used in)
     operating activities                         $ 512,618        $(1,473,306)
                                                  ---------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of property
    and equipment                                  120,538                  --
  Purchase of property and equipment               (72,036)           (785,984)
Payments received on long-term notes
  receivable                                        25,450              12,835
                                              ------------         ------------

    Net cash provided by (used in)
      investing activities                          73,952            (773,149)
                                              -------------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term borrowings            4,285,000           6,010,699
  Proceeds from long-term borrowings               300,000           4,662,414
  Principal payments on short term borrowings   (5,042,000)         (5,473,699)
  Principal payments on long term borrowings      (166,652)         (2,745,465)
  Net proceeds from issuance of common
    stock November 30, 1999  7,333 shares;
    November 30, 1998 3,001 shares                   8,052               2,823
  Purchase of common stock for the treasury        (24,172)           (203,963)
                                                 -----------         ----------

    Net cash provided by (used in)
      financing activities                        (639,772)          2,252,809
                                                 -----------         ----------

    Increase (decrease) in Cash and
      Cash Equivalents                             (53,202)              6,354

CASH AND CASH EQUIVALENTS
  Beginning                                         58,157               5,146
                                               ------------         -----------


  Ending                                       $     4,955        $     11,500
                                               =============      ============


See notes to Condensed Consolidated Financial Statements.

                  TOP AIR MANUFACTURING, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  Condensed Consolidated Financial Statements

The financial statements of Top Air Manufacturing, Inc. and its wholly owned subsidiaries (Parker Industries, Inc. and Ficklin Machine Co.) have been presented on a consolidated basis as of November 30, 1999, May 31, 1999 and for the six months ended November 30, 1999 and 1998. All significant intercompany accounts and transactions have been eliminated.

The condensed consolidated balance sheet as of November 30, 1999, the condensed consolidated statements of operations for the three and six months ended November 30, 1999 and 1998 and the statements of cash flows for the six months ended November 30, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 1999 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1999 Annual Report to Shareholders. The results of operations for the periods ended November 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

Note 2.  Inventories

         Inventories consist of the following:

                                       November 30, 1999        May 31, 1999
                                       -----------------        ------------


       Finished Goods                     $4,566,196              $6,141,110
       Work in Process                       440,007                 830,326
       Raw Materials and Supplies          1,698,160               1,239,815
                                        ------------              ----------

                                          $6,704,363              $8,211,251
                                          ==========              ==========

                  TOP AIR MANUFACTURING, INC. AND SUBSIDIARIES

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


RESULTS OF OPERATIONS

Net Sales:

         The Company's net sales in the second fiscal quarter increased 70% to $3,853,249 from $2,272,180 for the same period last year. Net sales for the six months ended November 30, 1999 increased 50% to $6,758,220 from $4,513,089 for the comparable period last year. The second fiscal quarter increase was a result of incremental sales of Parker Industries products of nearly $1,900,000 offset by a decrease in sales of Top Air and Ficklin products of approximately
$300,000. The six months ended November 30, 1999 increase was a result of incremental Parker Industries sales of approximately $3,200,000 offset by a decrease in Top Air and Ficklin sales of nearly $900,000. The sales decreases of Top Air and Ficklin product lines were a result of the ongoing downturn in the farm economy. The Company is continuing to take steps to control operating costs and overhead during this recessionary period by consolidating operations of its subsidiaries. The Company has closed and sold most of the land, buildings and machinery of its production facility in Onarga, Illinois. The Company has also implemented temporary plant shut downs at its Cedar Falls, Iowa and Jefferson, Iowa production facilities and increased its volume of subcontract work for other companies in order to increase plant utilization. Efforts have also been made to improve cash flow by reducing dealer receivables and inventory.

Operating Costs and Expenses:

         The Company's cost of goods sold in the second fiscal quarter increased to 85% from 70% of net sales compared with the same period last year. Cost of goods sold for the six month period ended November 30, 1999 increased to 84% from 71% of net sales for the same six month period last year. These increases as a percentage of sales, were primarily a result of reduced sales of the Top Air and Ficklin product lines, which have historically had higher gross margins than the Parker products that are now incrementally included in the sales mix, coupled with lower utilization of the production facilities.

         Operating expenses in the second fiscal quarter and six month period ended November 30, 1999 increased 45% to $1,163,667 from $803,310 and 38% to $2,294,450 from $1,662,493 respectively compared to the same periods last year. These increases were a result of the incremental expenses incurred from the Parker acquisition and an approximate $90,000 loss on the sale of property and equipment from the closing of the Ficklin Machine location, which was offset by decreases in operating expenses at Top Air.

                  TOP AIR MANUFACTURING, INC. AND SUBSIDIARIES

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Interest Expense:

         The Company's interest expense for the second fiscal quarter increased 53% to $188,266 from $122,769 for the comparable period last year. Interest expense for the six months ended November 30, 1999 increased 72% to $412,814 from $240,406 for the comparable period last year. The increases were due to higher levels of short-term and long-term debt outstanding during the periods primarily to finance the acquisition of Parker.

Income Tax Expense:

         The Company's Income Tax expense (credit) for the second fiscal quarter and the six months ended November 30, 1999 is an estimate based on an annualized effective tax rate of 36%. The income tax credits of $257,000 for the second quarter and $544,700 for the six months ended November 30, 1999 represent the benefit that would be received if the loss for the periods were carried back to reclaim income tax paid in prior years.

Material Changes in Financial Position:

         The Company's loss from operations of $972,828 was offset by $134,000 of net proceeds from long term debt, which resulted in a decrease in working capital of nearly $800,000.

Liquidity and Capital Resources:

         At November 30, 1999 the Company had working capital of $7,716,866, an increase of $1,065,089 from a year ago and a decrease of $799,078 since May 31, 1999. The increase from a year ago is primarily a result of approximately $3,300,000 in working capital acquired with the acquisition of Parker offset by approximately $1,900,000 in losses from operations. The decrease since May 31, 1999 is described in "Material Changes in Financial Position" above. The current ratio increased to 2.55 from 2.07 at May 31, 1999. The Company anticipates no significant outlays for property and equipment in the foreseeable future. The Company believes it has access to sufficient working capital to fund its operations for the foreseeable future.

         Because of the losses sustained by the Company over the last six fiscal quarters and the effects of the Parker acquisition, the Company has been unable to meet certain financial covenants contained in the credit and security agreement with respect to its $6,000,000 line of credit. However, the Company has made its payments due on principal and interest. As of November 30, 1999, there was $1,625,000 outstanding under the Company's line of credit. The Company is currently working with its bank to achieve full compliance with these covenants within a relatively short time frame. No assurance can be given that such will be the case. If the Company is not able to comply with the financial covenants within this time frame, it is expected that alternative sources of working capital financing, or other suitable arrangements with the current provider of working capital, will be required.

                  TOP AIR MANUFACTURING, INC. AND SUBSIDIARIES

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

         Although problems as a result of the Millennium change may still occur in the future, as of January 14, 2000 the Company has not encountered any material negative effects from the Millennium change. The Company will continue to monitor its systems and the risks identified in its Year 2000 Plan for any potential problems and take the appropriate actions to minimize any adverse consequences.

                  TOP AIR MANUFACTURING, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

(a) The annual meeting of the stockholders of the Company was held on November 3, 1999.

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

(c) The election of eight individuals as directors of the Company was the only matter voted upon at the annual meeting. The number of votes cast for or withheld with respect to each of the nominees was as follows:


                                                   Votes                Votes
          Nominee                                Cast For             Withheld
          -------                                --------             --------

          Steven R. Lind                         4,615,041             16,865
          Thaddeus P. Vannice, Sr.               4,609,941             21,965
          Wayne C. Dudley                        4,625,141              6,765
          Dennis W. Dudley                       4,624,206              7,700
          Robert J. Freeman                      4,624,206              7,700
          Franklin A. Jacobs                     4,625,041              6,865
          Sanford W. Weiss                       4,624,206              7,700
          S. Lee Kling                           4,615,141             16,765

(d)      Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

     Exhibit Number
     --------------

         (9.1)    Amendment No. 1 to Amended and Restated Voting Trust Agreement

         (11)     Statement re computation of earnings per common share

         (27)     Financial Data Schedule

(b) There were no reports on Form 8-K filed during the quarter ended November 30, 1999.

                  TOP AIR MANUFACTURING, INC. AND SUBSIDIARIES


                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          TOP AIR MANUFACTURING, INC.
                                          (Registrant)


Date  January 14, 2000                    /s/ Steven R. Lind
                                          --------------------------------------
                                          Steven R. Lind
                                          President and Chief Executive Officer;
                                          Principal Executive Officer


Date  January 14, 2000                    /s/ Steven F. Bahlmann
                                          --------------------------------------
                                          Steven F. Bahlmann
                                          Chief Accounting Officer;
                                          Principal Accounting Officer

                   TOP AIR MANUFACTURING, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX



EXHIBIT NO.                 DESCRIPTION
-----------                 -----------

   9.1         Amendment No. 1 to Amended and Restated Voting Trust Agreement

    11         Computation of Earnings (Loss) Per Common Share

    27         Financial Data Schedule