Form 10QSB
period 2000-02-29
TOP AIR MANUFACTURING INC
filed 2000-04-14
CIK 355469

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

{X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly Period ended February 29, 2000

         or

{ }      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT.


For the transition period from                to
                                ----------           -----------

Commission File Number: 1-13679

                           TOP AIR MANUFACTURING, INC.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

       Iowa                                                   42-1155462
----------------------------                             ------------------
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                         Identification No.)

317 Savannah Park Road, Cedar Falls, Iowa                       50613
-----------------------------------------                ------------------
 (Address of principal executive offices)                     (Zip Code)

                                 (319) 268-0473
                                 ---------------
                (Issuer's telephone number, including area code)

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

                                  Yes   X       No
                                      -----         -----

         4,954,803 Common Shares were outstanding as of March 31, 2000.

Transitional Small Business Disclosure Format (check one):

                                  Yes           No    X
                                      -----         -----

                  TOP AIR MANUFACTURING, INC. AND SUBSIDIARIES


                                      INDEX


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets, February 29, 2000 (unaudited)
   and May 31, 1999                                                          1

Unaudited Condensed Consolidated Statements of Operations, Three
   Months and Nine Months Ended February 29, 2000 and February 28, 1999      2

Unaudited  Condensed  Consolidated  Statements of Cash Flows,
   Nine Months Ended February 29, 2000 and February 28, 1999                 3

Notes to Condensed Consolidated Financial Statements (unaudited)             4

Item 2. Management's Discussion and Analysis or Plan of Operation            5


PART II. OTHER INFORMATION

Item 2. Changes in Securities                                                8

Item 6. Exhibits and Reports on Form 8-K                                     8

SIGNATURES                                                                   8

EXHIBIT INDEX                                                                9

                  TOP AIR MANUFACTURING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
                                                  FEBRUARY 29,          MAY 31,
                                                     2000                1999*
                                                 -------------------------------

CURRENT ASSETS
    Cash and cash equivalents                      $  9,868        $     58,157
    Trade receivables, net of allowance for
      doubtful accounts February 29, 2000
      $841,174; May 31, 1999 $628,000             5,306,716           7,341,602
    Inventories (Note 2)                          6,743,665           7,851,251
    Income tax benefits                             702,810             520,000
    Other current assets                            295,126             346,471
                                                -----------          ----------

        Total Current Assets                     13,058,185          16,117,481
                                                -----------          ----------

LONG TERM RECEIVABLES AND OTHER ASSETS
    Notes receivable, net of current portion        102,224             126,782
    Goodwill                                        932,212             983,159
    Other  assets                                   230,175             435,222
                                              -------------       -------------
                                                  1,264,611           1,545,163
                                               ------------        ------------
PROPERTY AND EQUIPMENT, at cost,
    less accumulated depreciation
    February 29, 2000 $1,771,585;
    May 31, 1999 $1,403,788                       3,857,299           4,059,426
                                               ------------        ------------

                                                $18,180,095         $21,722,070
                                                ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Short-term debt                             $ 2,910,459         $ 3,104,699
    Other liabilities and accrued items           2,563,305           4,856,838
                                               ------------        ------------

      Total Current Liabilities                   5,473,764           7,961,537
                                               ------------        ------------

LONG-TERM LIABILITIES                             7,942,812           7,775,969
                                               ------------        ------------

STOCKHOLDERS' EQUITY
    Common stock                                    323,589             323,131
    Additional paid-in capital                    2,910,918           2,903,324
    Retained earnings                             1,889,160           3,094,085
                                               ------------        ------------
                                                  5,123,667           6,320,540
    Less cost of treasury stock                     360,148             335,976
                                              -------------       -------------
                                                  4,763,519           5,984,564
                                               ------------        ------------
                                               $ 18,180,095        $ 21,722,070
                                               ============        ============

*Condensed from Audited Financial Statements.

See Notes to Condensed Consolidated Financial Statements.



                  TOP AIR MANUFACTURING, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                       Three Months Ended                   Nine Months Ended
                                  February 29,      February 28,       February 29,     February 28,
                                      2000              1999               2000             1999
                                  ------------      -----------        ------------     ------------

Net sales                         $ 3,369,910        $2,515,379       $ 10,128,130      $ 7,028,468
                                   ----------        ----------       -------------     ------------

Costs and expenses:

  Cost of goods sold                2,484,782         1,744,375          8,134,380        4,967,342

  Selling and administrative
   expenses                           869,977           643,947          2,739,938        2,035,226

  Research and development
   expenses                           206,458           134,646            603,947          405,860

  Interest expense                    182,654           138,481            595,468          378,887
                                  -----------        -----------      -------------     ------------

                                    3,743,871         2,661,449         12,073,733        7,787,315
                                  -----------        -----------      -------------     ------------
                                     (373,961)         (146,070)        (1,945,603)        (758,847)

Other income                           11,264            19,170             65,378           43,060
                                  -----------        -----------      -------------     ------------

  Income (loss) before
   income taxes                      (362,697)         (126,900)        (1,880,225)        (715,787)

Income taxes (credits)               (130,600)          (46,444)          (675,300)        (257,186)
                                  ------------       -----------      -------------     ------------

Net income (loss)                 $  (232,097)       $  (80,456)      $ (1,204,925)     $  (458,601)
                                  ============       ===========      =============     ============


Earnings (loss) per share:
  Basic                           $      (.05)       $     (.02)      $       (.24)     $      (.09)
                                  ============       ===========      =============     ============
  Fully diluted                   $      (.05)       $     (.02)      $       (.24)     $      (.09)
                                  ============       ===========      =============     ============

Weighted average shares:
  Basic                             4,954,803         4,968,957          4,968,498        5,019,677
  Fully diluted                     4,954,803         4,968,957          4,968,498        5,019,677



See Notes to Condensed Consolidated Financial Statements.

                  TOP AIR MANUFACTURING, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Nine Months Ended February 29, 2000 and February 28, 1999


                                                     2000              1999
                                                    --------           ----

CASH FLOWS FROM OPERATING ACTIVITIES

  Net cash provided by (used in)
    operating activities                         $   464,745       $ (2,182,465)
                                                 ------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of property
    and equipment                                    176,378                 --
  Purchase of property and equipment                (347,266)        (1,083,433)
  Payments received on long-term notes
    receivable                                        40,853             16,414
                                                 ------------      -------------

  Net cash provided by (used in)
    investing activities                            (130,035)        (1,067,019)
                                                 ------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term borrowings              5,176,400          8,009,699
  Proceeds from long-term borrowings                 649,945          4,662,414
  Principal payments on short term
    borrowings                                    (5,720,400)        (6,237,699)
  Principal payments on long term
    borrowings                                      (472,824)        (2,828,224)
  Net proceeds from issuance of common
    stock February 29, 2000  7,333 shares;
    February 28, 1999 3,001 shares                     8,052              2,823
  Purchase of common stock for the treasury          (24,172)          (203,963)
                                                 ------------      -------------

    Net cash provided by (used in) financing
      activities                                    (382,999)         3,405,050
                                                 ------------      ------------

    Increase (decrease) in Cash and
      Cash Equivalents                               (48,289)           155,566

CASH AND CASH EQUIVALENTS
  Beginning                                           58,157              5,146
                                                 ------------      ------------


  Ending                                         $     9,868       $    160,712
                                                 ============      ============


See Notes to Condensed Consolidated Financial Statements.

                  TOP AIR MANUFACTURING, INC. AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  Condensed Consolidated Financial Statements

The financial statements of Top Air Manufacturing, Inc. and its wholly owned subsidiaries (Parker Industries, Inc. and Ficklin Machine Co.) have been presented on a consolidated basis as of February 29, 2000, May 31, 1999 and for the nine months ended February 29, 2000 and February 28, 1999. All significant intercompany accounts and transactions have been eliminated.

The condensed consolidated balance sheet as of February 29, 2000, the condensed consolidated statements of operations for the three and nine months ended February 29, 2000 and February 28, 1999 and the statements of cash flows for the nine months ended February 29, 2000 and February 28, 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 29, 2000 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1999 Annual Report to Shareholders. The results of operations for the periods ended February 29, 2000 and February 28, 1999 are not necessarily indicative of the operating results for the full year.

Note 2. Inventories

         Inventories consist of the following:

                                         February 29, 2000        May 31, 1999
                                         -----------------        ------------


         Finished Goods                   $ 4,550,551              $ 5,781,110
         Work in Process                      408,809                  830,326
         Raw Materials and Supplies         1,784,305                1,239,815
                                          -----------              -----------

                                          $ 6,743,665              $ 7,851,251
                                          ===========              ===========

Note 3.  Reclassification of Certain Assets

Certain  assets on the balance sheet as of May 31, 1999 have been  reclassified,
with  no  effect  on  total  assets  or  equity,   to  be  consistent  with  the
classifications adopted at February 29, 2000.

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


RESULTS OF OPERATIONS

Net Sales:

The Company's net sales in the third fiscal quarter increased 34% to $3,369,910 from $2,515,379 for the same period last year. Net sales for the nine months ended February 29, 2000 increased 44% to $10,128,130 from $7,028,468 for the comparable period last year. The third fiscal quarter increase was a result of incremental sales of Parker Industries products of nearly $600,000 and an increase in sales of Top Air and Ficklin products of approximately $250,000. The nine months ended February 29, 2000 increase was a result of incremental Parker Industries sales of approximately $3,750,000 offset by a decrease in the sales of Top Air and Ficklin products of nearly $650,000. The increase in the sales of Top Air and Ficklin products for the third quarter was a result of higher demand for the Company's manufactured equipment offset by a $200,000 decrease in sales of replacement parts. The decrease in sales of Top Air and Ficklin product lines for the nine month period was a result of the farm economy recession. Despite the current losses, cash flow has been improved by reducing dealer receivables and inventory levels, enabling the company to reduce overall debt.

Operating Costs and Expenses:

The Company's cost of goods sold in the third fiscal quarter increased to 74% of net sales compared to 69% of net sales for the same period last year. Cost of goods sold for the nine month period ended February 29, 2000 increased to 80% of net sales from 71% of net sales for the same nine month period last year. These increases as a percentage of sales, were primarily a result of reduced sales of the Top Air and Ficklin product lines, which have historically had higher gross margins than the Parker products that are now incrementally included in the sales mix, coupled with lower utilization of the production facilities.

Operating expenses in the third fiscal quarter and nine month period ended February 29, 2000 and February 28, 1999 increased 38% to $1,076,435 from $778,593 and 37% to $3,343,885 from $2,441,086 respectively compared to the same periods last year. These increases were a result of the incremental expenses incurred from the Parker acquisition and an approximate $90,000 loss on the sale of property and equipment from the closing of the Ficklin Machine location. These increases were offset by decreases in operating expenses at Top Air.

                  TOP AIR MANUFACTURING, INC. AND SUBSIDIARIES

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Interest Expense:

The Company's interest expense for the third fiscal quarter increased 32% to $182,654 from $138,481 for the comparable period last year. Interest expense for the nine months ended February 29, 2000 increased 57% to $595,468 from $378,887 for the comparable period last year. The increases were due to higher levels of short-term and long-term debt outstanding during the periods primarily to finance the acquisition of Parker coupled with higher interest rates.

Income Tax Expense:

The Company's Income tax expense (credit) for the third fiscal quarter and the nine months ended February 29, 2000 is an estimate based on an annualized effective tax rate of 36%. The income tax credits of $130,600 for the third quarter and $675,300 for the nine months ended February 29, 2000 represent the benefit that would be received if the loss for the periods were carried back to reclaim income tax paid in prior years.

Material Changes in Financial Position:

The Company's loss from operations of $1,204,925 was offset by $500,000 in net proceeds from the issuance of convertible subordinated debentures due January 2005 and proceeds of $176,378 from the sale of property and equipment. This resulted in a decrease in working capital of approximately $570,000 for the nine months ended February 29, 2000.

Liquidity and Capital Resources:

At February 29, 2000 the Company had working capital of $7,584,421, an increase of $1,241,294 from a year ago and a decrease of $571,523 since May 31, 1999. The increase from a year ago is primarily a result of approximately $2,900,000 in working capital acquired with the acquisition of Parker, $800,000 in proceeds from long term debt and a $500,000 increase in accounts receivable, offset by approximately $2,000,000 in losses from operations. The decrease since May 31, 1999 is described in "Material Changes in Financial Position" above. The current ratio increased to 2.39 at February 29, 2000 from 2.07 at May 31, 1999. The Company anticipates no significant outlays for property and equipment in the foreseeable future.

On January 21, 2000 the Company completed the acquisition of the Great Bend Manufacturing running gear product line from Allied Products Corporation for a cash purchase price of $235,400. The assets acquired in this transaction were primarily inventory. The Company believes this product line will enable it to control the volume and quality of running gear needed for the Parker wagon product line and will improve plant utilization.

Because of the losses sustained by the Company over the last seven fiscal quarters and the effects of the Parker acquisition, the Company continues to be unable to meet certain financial covenants contained in the credit and security agreement with respect to its $6,000,000 line of credit. However, the Company has met its payment obligations under such agreement. As of February 29, 2000, there was $1,838,000 outstanding under the Company's line of credit. The Company is currently working with its bank to achieve full compliance with these covenants by means of an appropriate modification or waiver thereof. The

                  TOP AIR MANUFACTURING, INC. AND SUBSIDIARIES

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Company has continued to explore alternative sources of financing, and has received a written proposal from a lending institution to provide such financing. No assurance can be given that the Company will achieve full compliance with the financial covenants or that the Company will be able to obtain suitable alternative sources of financing.

On January 25, 2000 the Company issued $500,000 in convertible subordinated debentures due January 2005 through a private placement with the Company's significant shareholders and/or directors. These debentures were issued to provide the company with additional working capital needed during the current downturn in the agricultural economy.

Year 2000 Readiness Disclosure:

The Company developed a Year 2000 Plan during 1999 to assess its vulnerability to system failures arising from the Millennium change that could impact the Company adversely. These threats were identified, and priorities established to address these risks based on the financial threat or seriousness of the implications. The project's primary emphasis was to look at the risks with the most severe financial implication first, and then to address these critical problems. The risks to the Company and the Company's Year 2000 Plan have been described in the Company's most recent quarterly report on Form 10-QSB for the quarter ending November 30, 1999.

Based upon the actions taken by the Company and the information it has received to date, the Company does not believe that the Millennium change has materially affected its customers and vendors and the Company believes that its contingency plans, if required to be implemented, would be successful. Although problems as a result of the Millennium change may still occur in the future, as of April 14, 2000 the Company has not encountered any material negative effects from the Millennium change. The Company will continue to monitor its systems and the risks identified in its Year 2000 Plan for any potential problems and take the appropriate actions to minimize any adverse consequences.

                  TOP AIR MANUFACTURING, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities.

On January 25, 2000 the Company raised $500,000 through a private placement of the Company's convertible subordinated debentures due January 2005 in the aggregate principal amount of $500,000. The debentures were offered to the Company's significant shareholders and/or directors. Each debenture is convertible into one share of the Company's common stock at a conversion price of $1.25 per share. The Company claims a registration exemption for the debentures pursuant to Rule 506 of Regulation D, promulgated pursuant to Section 4(2) of the Securities Exchange Act of 1934.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

     Exhibit Number
     --------------

        (11)     Statement re computation of earnings per common share

        (27)     Financial Data Schedule

(b)     Reports on Form 8-K

        Form 8-K dated January 25, 2000 and filed February 2, 2000 reporting the issuance of $500,000 in convertible subordinated debentures due January 2005.


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          TOP AIR MANUFACTURING, INC.
                                          (Registrant)


Date  April 14, 2000                      /s/ Steven R. Lind
                                          --------------------------------------
                                          Steven R. Lind
                                          President and Chief Executive Officer;
                                          Principal Executive Officer



Date  April 14, 2000                      /s/ Steven F. Bahlmann
                                          --------------------------------------
                                          Steven F. Bahlmann
                                          Chief Accounting Officer;
                                          Principal Accounting Officer

                  TOP AIR MANUFACTURING, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX



EXHIBIT NO.             DESCRIPTION
-----------             -----------

    11         Computation of Earnings (Loss) Per Common Share

    27         Financial Data Schedule