Form 10KSB
period 2000-05-31
TOP AIR MANUFACTURING INC
filed 2000-08-29
CIK 355469

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended May 31, 2000.

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to ____________.

Commission file number 1-13679

                           TOP AIR MANUFACTURING, INC.
                 (Name of Small Business Issuer in its Charter)

       Iowa                                                 42-1155462
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                          Identification No.)

317 Savannah Park Road, Cedar Falls, Iowa                     50613
Address of Principal Executive Offices)                    (Zip Code)

                                 (319) 268-0473
                           (Issuer's Telephone Number)

Securities registered under Section 12(b)
of the Exchange Act:
                                                   Name of each exchange
Title of each class:                               on which registered:
--------------------                               ---------------------
Common Stock, No Par Value                         The American Stock Exchange

Securities registered under Section 12(g) of the Act:  None

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for its most recent fiscal year are $15,149,012.

The aggregate market value of the voting stock held by non-affiliates was approximately $1,394,093 as of August 21, 2000 (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Issuer.) The Issuer had 4,954,803 shares of common stock, no par value, outstanding as of August 21, 2000.

Portions of the definitive proxy statement of the Issuer for the Issuer's 2000 annual meeting of shareholders, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than September 28, 2000 (120 days after the end of the Issuer's most recently completed fiscal year), are hereby incorporated by reference into Items 9, 10, 11 and 12 of Part III hereof.

Transitional Small Business Disclosure Format    Yes [ ]    No [X].

                                TABLE OF CONTENTS

                                     PART I


Page

ITEM 1.  Description of Business                                               3

ITEM 2.  Description of Property                                               7

ITEM 3.  Legal Proceedings                                                     7

ITEM 4.  Submission of Matters to a Vote of Security Holders                   7

                                     PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters              8

ITEM 6.  Management's Discussion and Analysis or Plan of Operation             9

ITEM 7.  Financial Statements                                                 12

ITEM 8.  Changes In and Disagreements With Accountants on
                    Accounting and Financial Disclosure                       12

                                    PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                    13

ITEM 10. Executive Compensation                                               13

ITEM 11. Security Ownership of Certain Beneficial
         Owners and Management                                                13

ITEM 12. Certain Relationships and Related Transactions                       13

ITEM 13. Exhibits and Reports on Form 8-K                                     13

SIGNATURES

INDEX TO EXHIBITS

The information contained in this Form 10-KSB includes statements regarding matters that are not historical facts (including statements as to the beliefs or expectations of the Company) which are forward-looking statements within the meaning of the federal securities laws. You can identify those statements by forward-looking words such as "may", "will", "expect", "anticipate", "believe", "estimate" and "continue" or similar words. Because such forward-looking statements include risks and uncertainties, the Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections captioned "Description of Business," "Management's Discussion and Analysis or Plan of Operation" and those factors discussed in Exhibit 99.

                                     PART I

                        Item 1 - Description of Business

General

         Top Air Manufacturing, Inc. (hereinafter referred to as "Top Air" or the "Company") was incorporated under the laws of the State of Iowa in 1981. Top Air is engaged in the business of manufacturing several products used primarily in agricultural operations, including several types of agricultural sprayers, liquid manure handling equipment, grain carts, grain wagons and wagon running gears, weigh wagons, milking parlors, seed conveyors, feeding and forage equipment and a line of attachments and replacement parts for all of the products that the Company manufactures. The Company currently manufactures its products in two facilities, one in Cedar Falls, Iowa and the other in Jefferson, Iowa.

Acquisitions

         On January 21, 2000, the Company acquired the Great Bend Manufacturing running gear line (the "Great Bend Running Gear") from Allied Products Corporation for a cash payment of $235,400. The assets acquired consisted primarily of inventory, but also included production fixtures and engineering documentation.

         In March 1999, the Company acquired substantially all of the assets of Parker Industries, ("Parker Industries") in exchange for a cash payment of $3,500,000, a non-interest bearing note for $3,500,000 due February 15, 2001 and the assumption of current liabilities in the amount of $500,000

Business of Issuer

         Principal Products and Markets

         Sprayers. The Company currently manufactures several types of agricultural sprayers including skid mount, two-wheel models, saddle tank models, home lawn models, trailer sprayers, tandem wheel sprayers, T-Tank sprayers, Master Link sprayers, and models which can be mounted in the bed of a pickup truck. The sprayers are sold in sizes ranging in capacity from 14 to 1,100 gallons. The Company also offers various accessories for the sprayers including several models of folding and self-leveling booms in various lengths and designs.

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

         Grain Carts, Grain Wagons and Wagon Running Gears. The Company manufactures a wide variety of agricultural grain handling equipment, including side and center unloading (gravity) wagons, ranging in size from 190 to 720 bushel capacity, and grain carts equipped with integral, folding augers, which range in size from 400 to 1,000 bushel capacity. The grain wagons consist of two basic units, the grain box and the wagon running gear, which can be sold together or separately. Prior to the acquisition of the Great Bend Running Gear, the Company purchased all of its running gear needs from outside sources. Grain carts are most commonly sold as complete units with large floatation tires.

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

         Feeding and Forage. Feeding and forage equipment consists of belt feeders, belt conveyors and silo unloaders. These products are normally used in a configuration to convey and feed chopped hay or corn silage along with other ingredients to dairy cows or beef cattle. These products are normally found in small to medium size farm operations.

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

Method of Distribution

         The Company has seven salesmen and twenty-seven manufacturers' representatives calling upon dealers and distributors in seventeen states and Canada. The Company's efforts are ongoing to continue expanding its sales territory into additional states and to further enhance market penetration in the current marketing areas. The Company is selling its products primarily to implement dealers, farm supply stores and feed stores located primarily in lesser populated agricultural areas for resale to farmers, tradesmen and to the general public for commercial and individual use.

Seasonal Factors

         In fiscal 2000, approximately 55% of the Company's sales occurred during the last six months of the year, compared to approximately 50% of sales for the same period in fiscal 1999. This increase in the seasonality of sales is primarily a result of improved orders and shipments of the Company's products during the last six months of fiscal 2000 compared to the same period last year.

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

Backlog Orders

         The Company had a sales backlog of approximately $2,500,000 as of May 31, 2000 compared to a $1,300,000 sales backlog as of May 31, 1999. The May 31, 2000 backlog consists mainly of grain carts and wagons scheduled for summer delivery. See "Seasonal Factors."

Source and Availability of Raw Materials

         The Company purchases its raw materials from a number of suppliers. The Company has had no difficulty in obtaining component parts in the past and does not anticipate any difficulty in obtaining sufficient component parts and raw materials as production increases.

Patents and Trademarks

         The Company has received a design patent on the master-link sprayer, the self-leveling boom, and has trademark registrations for Top-Air(R) and E-Z Boy(R). The Company also sells a line of agricultural spreaders under the registered trade name of "Better-Bilt." The acquisition of Parker Industries included design patents for grain carts equipped with hydraulically driven discharge augers and drag augers, seed carts with loading/unloading conveyor systems and trademark registrations for Parker(R) and a stylized letter P. While the Company believes that its patents and trademarks have significant value, the Company is not dependent upon patents, trademarks, service marks or copyrights.

Environmental Compliance

         The Company believes that it is presently in substantial compliance with all existing applicable environmental laws and does not anticipate that such compliance will have a material effect on its future capital expenditures, earnings or competitive position.

Employees

         On May 31, 2000, the Company's plant and executive offices employed 150 people on a full-time basis. Five of these employees are executive officers and the remainder are sales representatives, office staff, production workers and truck drivers. Fifty full-time production workers are currently covered under a collective bargaining agreement with Local 1728 of the IAMAW, which runs through June 30, 2001.

Research and Development

         Research and development costs incurred for the years ended May 31, 2000, 1999 and 1998 were $800,823, $591,839 and $486,985, respectively.
         Research and development activities consist primarily of wages paid for the design and testing of new equipment and improvements to existing equipment.


                        Item 2 - Description of Property

The Company's operations are located in Cedar Falls, Iowa, Jefferson, Iowa and Onarga, Illinois. The Cedar Falls location is the Company's headquarters and consists of an 112,000 square foot building (the "Cedar Falls Facility") that was completed in November 1996. The Cedar Falls Facility is located in an industrial park on thirteen acres of land and includes approximately 7,000 square feet of executive office space and an aggregate of approximately 95,000 square feet devoted to manufacturing, assembly, and warehousing functions. The Company leases the Cedar Falls Facility from the City of Cedar Falls, Iowa (the "City"). The lease term runs through 2006 and the City holds a five-year renewal option. In the event that the City exercises such option, the Company shall have the right to purchase the Cedar Falls Facility from the City for $1.3 million upon the expiration of the five-year renewal term. The Company completed a 27,000 square foot expansion at a cost of approximately $1,000,000 during April 1999 pursuant to a Development Agreement with the City. Under the Development Agreement, the Company received four acres of land at no cost and will be entitled to 20.5% of the sale proceeds from the disposition of the Cedar Falls Facility in the event such facility is sold prior to November 2011.

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

The Company relocated all production from the Onarga Facility to the Cedar Falls Facility on June 25, 1999. As of May 31, 2000, all of the land, buildings and machinery in Onarga, Illinois have been sold except for the production plant. The production plant is expected to be sold by August 31, 2000. The Company has accrued a loss of $70,000 at May 31, 2000 for the sale of this production plant.

The Company believes that all of its facilities are adequately insured and are adequate to meet the needs for which they are used.

Additional information regarding the Company's properties is included in "Note 12 - Lease Commitments" of the Notes to Financial Statements.


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

         The table below lists the high and low bid prices or sales prices, as applicable, for each quarterly period during the years ended May 31, 2000 and 1999 that were provided by The American Stock Exchange.

                                   Sales Price Range          Sales Price Range
                                      Fiscal 2000                Fiscal 1999
                                     -------------              -------------
                                High         Low            High          Low
                                ----         ---            ----          ---

           1st Quarter         $1.9375      $.9375        $2.6250       $1.6875
           2nd Quarter           .8750       .7500         1.8750        1.1875
           3rd Quarter          1.5000       .5625         1.4375         .8750
           4th Quarter          1.2500       .7500         2.1250         .7500


Stockholders

         As of May 31, 2000 the Company had approximately 800 holders of record of the Company's common stock.

Dividends

         The holders of common shares are entitled to receive dividends when, as and if declared by the Board of Directors. Except for certain provisions in the Company's loan agreement with Firstar Bank, which require the bank's prior approval for a dividend to be paid and the maintenance of certain working capital and tangible equity levels, there are no agreements that restrict dividend payments. The Company has never paid a cash dividend. Because the Company currently intends to retain any earnings to finance the development of its business, it does not anticipate payment of any cash dividends in the foreseeable future.

Recent Sales of Unregistered Stock

         On January 25, 2000 the Company raised $500,000 through a private placement of the Company's convertible subordinated debentures due January 2005 in the aggregate principal amount of $500,000. The debentures were offered to the Company's significant shareholders and/or directors. Each debenture is convertible into one share of the Company's common stock at a conversion price of $1.25 per share. The issuance of the debentures is exempt from registration pursuant to Rule 506 of Regulation D, promulgated under Section 4(2) of the Securities Exchange Act of 1934, as amended.


       Item 6 - Management's Discussion and Analysis or Plan of Operation

Overview

         While fiscal 2000 showed a strong increase in sales as a result of the acquisition of Parker Industries, low plant utilization during the first three quarters and expenses related to the shutdown and relocation of the Onarga facility put the Company in a net loss position for the year. The Company is intensifying its efforts to eliminate all non-essential costs, improve production efficiencies and increase sales in order to withstand the current agriculture sector conditions. Although the farm economy is well into its third year of low commodity prices and weak demand for farm equipment, the Company believes the actions taken during fiscal 1999 and 2000 to reduce dealer inventories and maintain market share, should allow it to show increases in orders and shipments during fiscal 2001 without a substantial change in the economy. Strong order levels during the fourth quarter of fiscal 2000 and the first quarter of 2001, coupled with the operational plan implemented during the first quarter of fiscal 2001, gives the Company confidence of improved results for fiscal 2001.

Results Of Operations

         Fiscal 2000 Compared to Fiscal 1999

         Net sales increased $2,853,159 to $15,149,012 in fiscal year 2000, which represents a 23% increase from fiscal 1999 net sales of $12,295,853. The increase resulted primarily from including sales of Parker Industries for a full twelve months during fiscal 2000, coupled with contract manufacturing sales of approximately $700,000 performed for other manufacturers. These sales increases offset a decrease in sales of the Ficklin product line of approximately $1,500,000. Although the general conditions in the farm economy continue to experience difficult times, orders and shipments of the Company's products showed promising increases during the final quarter of fiscal year 2000 and are expected to increase in the first quarter of fiscal 2001.

         The Company's gross margin increased to $3,008,548 in fiscal 2000, an increase of 39%. This increase was primarily due to increased net sales volume. Gross margin as a percentage of net sales increased to 19.9% in fiscal 2000 from 17.6% in 1999. This increase in margin is primarily a result of the higher sales volume absorbing more fixed costs, coupled with overhead savings from closing the Onarga, Illinois facility during June 1999. The Company believes it can continue the trend of increasing gross margins for fiscal 2001 by improving production efficiencies, reducing expenses and increasing revenue growth. In addition to these reductions and improvements, the one time costs incurred in connection with the shutdown and relocation of the Onarga facility, will not recur in 2001.

         Operating expenses increased $729,996 to $4,316,111 in fiscal 2000, which was a 20% increase from $3,586,115 in 1999. The increase was due primarily to the incremental expenses associated with the first full year of operations of Parker Industries. Operating expenses as a percentage of net sales decreased to 28.5% in fiscal 2000 compared to 29.2% in fiscal 1999. The Company is currently implementing plans in an effort to significantly reduce this percentage for fiscal year 2001.

         Interest expense increased $258,603 to $809,455 in fiscal 2000, which was a 46.9% increase from $550,852 in fiscal 1999. The increase was due to higher levels of long-term debt necessary to finance the purchase of Parker Industries coupled with higher interest rates. Interest expense as a percentage of net sales increased to 5.3% in fiscal year 2000 from 4.5% in fiscal 1999.

         The income tax credit increased $87,757 to $753,600 in fiscal 2000, which is a 13% increase from a credit of $665,843 in fiscal 1999. The increase resulted from the higher loss for fiscal 2000.

         Net loss increased $64,119 to a loss of $1,339,986 in fiscal 2000, which was a 5% increase from the net loss of $1,275,867 in 1999. Net loss as a percentage of net sales improved to (8.8%) in fiscal 2000 from (10.4%) in fiscal 1999.

         Fiscal 1999 Compared to Fiscal 1998

         Net sales  decreased  $4,266,608  to  $12,295,853  in fiscal year 1999, which represents a 26% decrease from fiscal 1998 net sales of $16,562,461. The sales decrease is a result of the current farm recession that began in the spring of 1998. Sales were lower for virtually all product lines but were offset by $1,690,069 of incremental sales of Parker Industries since the acquisition date of March 5, 1999. Although the Company does not believe the general outlook for the farm economy will improve during the upcoming year, the Company does anticipate an increase in sales for fiscal 2000 as a result of the acquisition of Parker Industries. The Company is also increasing its volume of subcontract work for other companies in order to increase plant utilization.

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

         Interest expense increased $180,261 to $550,852 in fiscal 1999, which was a 48.6% increase from $370,591 in fiscal 1998. The increase was due to higher levels of short-term and long-term debt necessary to finance the operation of Parker Industries and the completion of the 27,000 square foot expansion of the Cedar Falls Facility. Interest expense as a percentage of net sales increased to 4.5% in fiscal year 1999 from 2.2% in fiscal 1998.

         Income tax expense decreased $1,226,842 to a credit of $665,843 in fiscal 1999, which was a 219% decrease from $560,999 expense in fiscal 1998. The decrease was a result of the loss for fiscal 1999.

         Net income decreased $2,275,874 to a loss of $1,275,867 in fiscal 1999, which was a 228% decrease from net income of $1,000,007 in 1998. Net income as a percentage of net sales decreased to (10.4%) in fiscal 1999 from 6.0% in fiscal 1998.

         Liquidity

         Due to the seasonality of the period of use for the Company's products, it is necessary for the Company to build inventories ahead and finance accounts receivable for extended terms. As a result, the Company's need for working capital continues to increase as sales grow.

         The Company has used a combination of cash generated from operations and short-term bank loans to fund working capital requirements. The same combination is intended to be used to fund fiscal 2001 requirements.

         As of May 31, 2000, the Company had a $1,600,000 line of credit from a bank pursuant to a credit and security agreement originally dated March 4, 1999 and a forbearance agreement dated April 18, 2000 which expired July 18, 2000 and bore interest of 12.5%. As of May 31, 2000, there was $1,227,000 outstanding under the Company's line of credit.

         As has been previously reported, the Company has been unable to meet certain financial covenants associated with this line of credit. On August 24, 2000, the Company and its lender entered into a forbearance agreement in which the lender agreed to forbear from exercising its rights and remedies against the Company up to and through October 31, 2000. This forbearance agreement also permits the Company to borrow up to $2,000,000 at an interest rate of 12.5% based on a percentage of inventory, trade receivables and property and equipment.

         The Company is continuing to seek alternative sources of debt and/or equity financing. As of the date of this report, the Company has not received a commitment from any source to provide such financing. The Company cannot give any assurance that it will be able to obtain more permanent financing of its working capital requirements from its bank lender or any other source. If the Company is unable to obtain such accommodation and financing, the Company could not fund its ongoing operations.

         The Company's working capital on May 31, 2000 was $217,505 compared to $8,155,944 in fiscal 1999 and $5,697,623 in fiscal 1998. Working capital decreased primarily as a result of the loss for the year, the reclassification of $7,000,000 of long term debt to current notes payable offset by $500,000 in convertible debentures issued during the year. The current ratio decreased to 1.02:1 in fiscal 2000 from 2.02:1 in fiscal 1999 and 2.48:1 in fiscal 1998.

         Net cash from operations for fiscal 2000 was $3,756,469, an increase of $4,345,042 from the net cash used in fiscal 1999 of $588,573. The increase was primarily a result of reductions in inventory and current trade receivables.

         Net cash used in investing activities during fiscal 2000 was $240,300, a decrease of $4,776,456 from the net cash used in fiscal 1999 of $5,016,756. The decrease was primarily a result of investments made during fiscal 1999 in buildings, production machinery and equipment and the acquisition of Parker Industries.

         Net cash used in financing activities during fiscal 2000 was $3,570,672, a decrease of $9,229,012 from net cash provided by financing activities in fiscal 1999 of $5,658,340. The decrease was due to reduced short-term and long-term borrowings as a result of paying down debt related to the Parker Industries acquisition with the collection of current trade receivables.

         Capital Resources

         During January 2000 the Company began the implementation of a new ERP computer system, driven primarily by the expiration of Parker's computer usage lease with Owosso Corporation. This new computer system will enable the Company to bring both of its locations' information systems together on one platform and will provide many valuable tools the current system does not provide. The total cost of this new ERP system will be approximately $250,000.

         The Company anticipates no significant outlays for property and equipment in the near future.

Year 2000 Readiness Disclosure

The Company developed a Year 2000 Plan during 1999 to assess its vulnerability to system failures arising from the Millennium change that could impact the Company adversely. These threats were identified, and priorities established to address these risks based on the financial threat or seriousness of the implications. The project's primary emphasis was to look at the risks with the most severe financial implication first, and then to address those critical problems. The risks to the Company and the Company's Year 2000 Plan have been described in the Company's quarterly report on Form 10-QSB for the quarter ending November, 30, 1999.

Based upon the actions taken by the Company and the information it has received to date, the Company does not believe that the Millennium change has materially affected its customers and vendors and the Company believes that its contingency plans, if required to be implemented, would be successful. Although problems as a result of the Millennium change may still occur in the future, as of August 29, 2000, the Company has not encountered any material negative effects from the Millennium change. The Company will continue to monitor its systems and the risks identified in its Year 2000 Plan for any potential problems and take the appropriate actions to minimize any adverse consequences.


                          Item 7 - Financial Statements

The financial statements of the Company are included herein as a separate section of this Report which begins on page F-1.

             Item 8 - Changes In and Disagreements with Accountants
                     On Accounting and Financial Disclosure

Not Applicable.

                                    PART III

                             Items 9, 10, 11 and 12

The information called for by Items 9, 10, 11 and 12 is incorporated by reference to the definitive proxy statement for the 2000 Annual Meeting of Shareholders of the Company (which involves the election of Directors), which definitive proxy statement will be filed with the Securities and Exchange Commission (the "Commission") not later than September 28, 2000 (120 days after the end of the Company's most recently completed fiscal year).

                   Item 13 - Exhibits and Reports on Form 8-K

(a)      Exhibits

         See Index to Exhibits of this Report.

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended May 31, 2000.

         The following reports have been filed since May 31, 2000:

               Form 8-K dated July 12, 2000 reporting the Company's receipt of a notice of default from its bank lender pertaining to the Company's outstanding Line of Credit.

               Form 8-K dated July 5, 2000 reporting the Company's entering into an agreement to obtain additional working capital funds from its bank lender pursuant to the Company's outstanding Line of Credit.

                           TOP AIR MANUFACTURING, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED FINANCIAL REPORT
                                  May 31, 2000




                                    CONTENTS

                                                                          Page
                                                                          ----

INDEPENDENT AUDITOR'S REPORT                                               F-2

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated balance sheets                                             F-3
   Consolidated statements of operations                                   F-5
   Consolidated statements of stockholders' equity                         F-6
   Consolidated statements of cash flows                                   F-7
   Notes to financial statements                                           F-9

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Top Air Manufacturing, Inc.
Cedar Falls, Iowa

We have audited the accompanying consolidated balance sheets of Top Air Manufacturing, Inc. and subsidiaries as of May 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended May 31, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Top Air Manufacturing, Inc. and subsidiaries as of May 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended May 31, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.


                                             /s/ McGladrey & Pullen, LLP
Waterloo, Iowa
August 24, 2000

Top Air Manufacturing, Inc. and subsidiaries

Consolidated Balance Sheets
May 31, 2000 and 1999


ASSETS (Note 3)                                                       2000              1999
--------------------------------------------------------------------------------------------------

Current Assets
   Cash and cash equivalents                                   $          3,654    $       58,157
   Trade receivables, less allowances for doubtful
     accounts and discounts 2000 $528,811; 1999 $628,000              4,672,455         7,341,602
   Income tax refund receivable                                          22,227           520,000
   Current portion of long-term notes receivable (Note 4)               141,028           161,315
   Inventories (Note 2)                                               6,151,665         7,851,251
   Prepaid expenses                                                     107,071           116,956
   Deferred income taxes (Note 5)                                       334,700            68,200
                                                               -----------------------------------
             Total current assets                                    11,432,800        16,117,481
                                                               -----------------------------------

Long-Term Receivables, Intangibles and Other Assets
   Notes receivable, net of current portion (Note 4)                     98,748           126,782
   Assets held for sale (Note 13)                                        80,377           187,150
   Deferred income taxes (Note 5)                                       672,200           214,500
   Goodwill                                                             912,759           983,159
   Other assets                                                           9,572            33,572
                                                               -----------------------------------
                                                                      1,773,656         1,545,163
                                                               -----------------------------------

Property and Equipment
   Land and improvements                                                222,699           222,699
   Buildings                                                            625,944           655,944
   Machinery and equipment                                            3,319,315         3,371,638
   Transportation equipment                                             638,846           689,588
   Office equipment                                                     750,038           523,345
                                                               -----------------------------------
                                                                      5,556,842         5,463,214
   Less accumulated depreciation                                      1,817,300         1,403,788
                                                               -----------------------------------
                                                                      3,739,542         4,059,426
                                                               -----------------------------------


                                                               $     16,945,998 $      21,722,070
                                                               -----------------------------------


See Notes to Financial Statements.




LIABILITIES AND STOCKHOLDERS' EQUITY                                   2000              1999
---------------------------------------------------------------------------------------------------

Current Liabilities
   Notes payable (Note 3)                                       $      1,227,000    $    2,382,000
   Current maturities of long-term debt (Note 3)                       7,996,417         3,726,245
   Accounts payable                                                    1,116,387           722,699
   Accrued salaries and bonuses                                          172,035           228,240
   Accrued commissions payable                                           275,930           377,086
   Other accrued expenses, including amounts due to
     officers and related party 2000 $24,548; 1999 $6,000                427,526           389,926
   Income taxes payable (Note 5)                                               -           135,341
                                                                -----------------------------------
             Total current liabilities                                11,215,295         7,961,537
                                                                -----------------------------------

Long-Term Liabilities
   Long-term debt (Note 3)                                               486,245         7,655,969
   Convertible subordinated debentures (Note 9)                          500,000                 -
   Deferred revenue (Note 12)                                            116,000           120,000
                                                                -----------------------------------
                                                                       1,102,245         7,775,969
                                                                -----------------------------------

Commitments (Notes 6 and 12)

Stockholders' Equity (Note 3)
   Capital stock, common, no par value; stated
     value $.0625 per share; authorized 20,000,000
     shares; issued 2000
    5,177,432 shares; 1999 5,170,099 shares (Note 6)                      323,589           323,131
   Additional paid-in capital                                           2,910,918         2,903,324
   Retained earnings                                                    1,754,099         3,094,085
                                                                 -----------------------------------
                                                                        4,988,606         6,320,540
   Less cost of common stock reacquired for the treasury
     2000 222,629 shares; 1999 201,142 shares                             360,148           335,976
                                                                 -----------------------------------
                                                                        4,628,458         5,984,564
                                                                 -----------------------------------

                                                                 $     16,945,998   $    21,722,070
                                                                 -----------------------------------



Top Air Manufacturing, Inc. and subsidiaries

Consolidated Statements of Operations
Years Ended May 31, 2000, 1999 and 1998


                                                                2000             1999             1998
------------------------------------------------------------------------------------------------------------

Net sales                                                 $    15,149,012   $   12,295,853    $  16,562,461

Cost of goods sold                                             12,140,464       10,125,650       11,120,801
                                                          --------------------------------------------------

             Gross profit                                       3,008,548        2,170,203        5,441,660
                                                          --------------------------------------------------

Operating expenses:
   Selling                                                      1,863,399        1,419,820        1,585,741
   Provision for doubtful accounts                               (22,964)         (30,403)           47,208
   Other general and administrative, including
     amounts paid to related parties 2000 $50,500;
     1999 and 1998 $48,000 (Note 7)                             2,475,676        2,196,698        1,897,476
                                                          --------------------------------------------------
                                                                4,316,111        3,586,115        3,530,425
                                                          --------------------------------------------------

             Operating income (loss)                          (1,307,563)      (1,415,912)        1,911,235
                                                          --------------------------------------------------

Financial income (expense):
   Interest income                                                 23,432           25,054           20,362
   Interest expense                                             (809,455)        (550,852)        (370,591)
                                                          --------------------------------------------------
                                                                (786,023)        (525,798)        (350,229)
                                                          --------------------------------------------------

             Income (loss) before income taxes                (2,093,586)      (1,941,710)        1,561,006

Federal and state income taxes (credits) (Note 5)               (753,600)        (665,843)          560,999
                                                          --------------------------------------------------

             Net income (loss)                            $   (1,339,986) $    (1,275,867) $      1,000,007
                                                          --------------------------------------------------

Earnings (loss) per share (Note 10):
   Basic                                                  $        (0.27) $         (0.25) $           0.20
                                                          --------------------------------------------------
   Fully diluted                                          $        (0.27) $         (0.25) $           0.19
                                                          --------------------------------------------------

Weighted average shares (Note 10):
   Basic                                                        4,965,017        5,006,588        5,088,646
   Fully diluted                                                4,965,017        5,006,588        5,249,873

See Notes to Financial Statements.


Top Air Manufacturing, Inc. and
subsidiaries


Consolidated Statements of Stockholders' Equity
Years Ended May 31, 2000, 1999 and 1998



-------------------------------------------------------------------------------------------------------

                                     Capital      Additional
                                      Stock,       Paid-In       Retained     Treasury
                                      Issued       Capital       Earnings       Stock        Total
                                 ----------------------------------------------------------------------

Balance, May 31, 1997            $      322,798  $  2,898,636  $  3,369,945  $  (19,691)  $  6,571,688
   Net income                                 -             -     1,000,007           -      1,000,007
   Purchase of 54,425 shares
     of common stock for the
     treasury                                 -             -             -    (112,322)      (112,322)
   Issuance of 2,333 shares of
     common stock upon the
     exercise of options                    146         2,052             -           -          2,198
                                 ----------------------------------------------------------------------
Balance, May 31, 1998                   322,944     2,900,688     4,369,952    (132,013)     7,461,571
   Net (loss)                                 -             -    (1,275,867)          -     (1,275,867)
   Purchase of 117,500 shares
     of common stock for the
     treasury                                 -             -             -    (203,963)      (203,963)
   Issuance of 3,001 shares of
     common stock upon the
     exercise of options                    187         2,636             -           -          2,823
                                 ----------------------------------------------------------------------
Balance, May 31, 1999                   323,131     2,903,324     3,094,085    (335,976)     5,984,564
   Net (loss)                                 -             -    (1,339,986)          -     (1,339,986)
   Purchase of 21,487 shares
     of common stock for the
     treasury                                 -             -             -     (24,172)       (24,172)
   Issuance of 7,333 shares of
     common stock upon the
     exercise of options                    458         7,594             -           -          8,052
                                 ----------------------------------------------------------------------
Balance, May 31, 2000            $      323,589  $  2,910,918  $  1,754,099  $ (360,148)  $  4,628,458
                                 ----------------------------------------------------------------------


See Notes to Financial Statements.



Top Air Manufacturing, Inc. and subsidiaries

Consolidated Statements of Cash Flows
Years Ended May 31, 2000, 1999 and 1998


                                                                  2000             1999             1998
------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
   Net income (loss)                                    $     (1,339,986)  $   (1,275,867)  $     1,000,007
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
      Depreciation                                               621,896          482,777           409,457
      Amortization                                                94,400          101,420            97,516
      Deferred income taxes                                     (724,200)        (273,200)          154,000
      Allowance on disposal of assets held for
        sale (Note 13)                                                 -          100,000                 -
      (Gain) loss on sale of equipment                            93,382                -           (11,631)
      Change in assets and liabilities, net of the
        effects of business acquisitions (Note 11):
        (Increase) decrease in:
           Trade receivables                                   2,669,147          631,485          (866,262)
           Income tax refund receivables                         497,773         (520,000)                -
           Inventories                                         1,699,586          759,753        (1,282,590)
           Prepaid expenses                                        9,885           27,450           (38,347)
        Increase (decrease) in:
           Accounts payable and accrued expenses                 273,927         (822,540)          110,768
           Income taxes payable                                 (135,341)          80,149          (236,623)
           Deferred revenue                                       (4,000)         120,000                 -
                                                        ----------------------------------------------------
             Net cash provided by (used in)
                  operating activities                         3,756,469         (588,573)         (663,705)
                                                        ----------------------------------------------------
Cash Flows From Investing Activities
   Proceeds from sale of equipment                               176,378                -            19,600
   Purchase of property and equipment                           (464,999)      (1,518,399)       (1,034,552)
   Acquisition of certain net assets of Parker
     Industries (Note 11)                                              -       (3,522,792)                -
   Payments received on long-term
     notes and other receivable                                   48,321           24,435            34,613
   Increase in intangible and other assets                             -                -              (699)
                                                        ----------------------------------------------------
             Net cash (used in)  investing activities           (240,300)      (5,016,756)         (980,339)
                                                        ----------------------------------------------------

                                   (Continued)




Top Air Manufacturing, Inc. and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended May 31, 2000, 1999 and 1998


                                                               2000              1999            1998
-----------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
   Proceeds from short-term borrowings                         6,719,400        9,889,699        8,712,400
   Principal payments on short-term borrowings                (7,874,400)      (9,535,274)      (7,524,400)
   Proceeds from long-term borrowings                            149,945       11,985,206          725,000
   Principal payments on long-term borrowings                 (3,049,497)      (6,480,151)        (416,505)
   Proceeds from issuance of convertible
     subordinated debentures                                     500,000                -                -
   Purchase of common stock for the treasury                     (24,172)        (203,963)        (112,322)
   Proceeds from issuance of common stock                          8,052            2,823            2,198
                                                         --------------------------------------------------
             Net cash provided by (used in)
               financing activities                      $    (3,570,672)   $   5,658,340   $    1,386,371
                                                         --------------------------------------------------

             Increase (decrease) in cash
               and cash equivalents                      $       (54,503)   $      53,011   $     (258,372)

Cash and Cash Equivalents
   Beginning                                                      58,157            5,146          263,518
                                                         --------------------------------------------------
   Ending                                                $         3,654    $      58,157   $        5,146
                                                         --------------------------------------------------

Supplemental Disclosures of Cash Flow
  Information
   Cash payments for:
      Interest                                           $       770,522    $     549,150   $      363,444
                                                         --------------------------------------------------
      Income taxes, net of (refunds)                     $      (391,832)   $      47,195   $      643,622
                                                         --------------------------------------------------

Supplemental Schedule of Noncash Investing and Financing Activities

   Deferred revenue on land received (Note 12)                              $     120,000
                                                                         -----------------

   Acquisition of Parker Industries (Note 11):
      Working capital acquired                                              $   6,394,184
      Fair value of other assets acquired,
        principally property and equipment                                        634,688
      Long-term debt assumed                                                   (3,506,080)
                                                                         -----------------
                                                                            $   3,522,792
                                                                         -----------------

      Cash purchase price                                                   $   3,522,792
                                                                         -----------------

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

Assets held for sale: These assets are valued at the lower of cost or fair market value less estimated costs of disposal.

Property and equipment and depreciation: Property and equipment is carried at cost. Depreciation on property and equipment is computed by the straight-line method over the estimated useful lives of the assets.

Goodwill: Goodwill resulting from the Company's acquisition of Ficklin Machine Co., Inc. is being amortized over 15 years using the straight-line method and is periodically reviewed for impairment based upon an assessment of future operations to ensure that they are appropriately valued. Accumulated amortization on goodwill totaled $253,295 and $178,245 at May 31, 2000 and 1999 respectively.

Deferred revenue: The fair market value of land contributed to the Company by the City of Cedar Falls, Iowa has been accounted for as deferred revenue and is being amortized to income over the estimated useful life of the building constructed on the land. See Note 12.

Revenue recognition: Sales of all products are recognized as goods are shipped.

Reclassification of certain assets: Certain assets on the balance sheet as of May 31, 1999 have been reclassified, with no effect on total assets or equity, to be consistent with the classification, adopted at May 31, 2000.

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

Earnings (loss) per share: Basic earnings (loss) per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding. In computing diluted earnings per share, the dilutive effect of stock options during the periods presented, as well as the effect of contingently issuable shares, increase the weighted average number of shares.

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

Recently issued accounting standards: In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138 issued in June 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement must be adopted no later than May 31, 2002, although earlier application is permitted. Management believes the adoption of SFAS No. 133 will not have a significant effect on its financial statements.

In December 1999, the Securities and Exchange Commission issued SAB No. 101 "Revenue Recognition in Financial Statements," as amended by SAB No. 101B issued in June 2000. This bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will adopt SAB No. 101 when required in the fourth quarter of 2000. The Company is in the process of determining the impact the adoption will have on its financial statements.

Top Air Manufacturing, Inc. and subsidiaries

Notes to Financial Statements
--------------------------------------------------------------------------------
Note 2.  Composition of Inventories

Inventories at May 31, 2000 and 1999 consisted of the following:

                                                      2000             1999
                                                --------------------------------
      Raw materials                             $     1,076,737 $     1,239,815
      Work in process                                   471,672         830,326
      Finished goods                                  4,603,256       5,781,110
                                                --------------------------------
                                                $     6,151,665 $     7,851,251
                                                --------------------------------

Note 3.  Pledged Assets and Related Debt

The Company has a line of credit agreement with a bank which expires July 18, 2000, under which they may borrow funds based on a percentage of inventory, trade receivables and property and equipment. Based on the levels of inventory, trade receivables and property and equipment, $1,602,000 could be borrowed under this agreement at May 31, 2000. The interest rate on advances under this agreement is 12.5% at May 31, 2000. The Company has borrowings on this line of $1,227,000 and $2,382,000 as of May 31, 2000 and 1999, respectively. (a)

Long-term debt at May 31, 2000 and 1999 consisted of the following:

                                                                                        Amount Owed
                                                                              --------------------------------
                                                                                    2000             1999
                                                                              --------------------------------

   Note payable, bank, due in monthly installments of $52,557,
     including interest at 12.5%, through November 10, 2005. (a)              $     4,015,970   $   4,348,002
   Note payable, bank, due in monthly installments of $42,067,
     including interest at 12.5%, through March 10, 2004. (a)                       3,220,511       3,464,816
   Note payable, corporation, non interest bearing, due in monthly installments equal to monthly collections of trade receivables that were due to Parker Industries Inc. on March 5, 1999, the day the Company acquired certain net assets of Parker Industries,
     Inc.  Minimum payments required under this agreement are
     $192,482 and $488,159 on November 15, 2000 and
     February 15, 2001, respectively.   Collateralized by Parker
     Industries, Inc. trade receivables, of $694,000.                                 680,641       3,098,503
   Note payable, State of Iowa, non-interest bearing, due in monthly installments of $1,667 through July 31, 2004.  Up to $200,000 of this loan is forgiveable if certain employment goals are met on
     June 30, 2002.  Collateralized by substantially all assets of the
     Company.                                                                         283,333         300,000
   Contract payable, due in monthly installments of $2,625, including interest at 7.75%, through March 10, 2005.  Collateralized by three
     semi tractors with a depreciated cost of $129,000.                               123,828         145,178
   Contract payable, due in monthly installments of $3,349, including interest at 12.50%, through March 1, 2005.  Collateralized by computer hardware and software with a book value of $219,000
      at May 31, 2000.                                                                145,522               -

                                                                 (Continued)



Top Air Manufacturing, Inc. and subsidiaries

Notes to Financial Statements
--------------------------------------------------------------------------------

                                                                 (Continued)
   Other                                                                               12,857          25,715
                                                                              --------------------------------
                                                                                    8,482,662      11,382,214
   Less current maturities                                                          7,996,417       3,726,245
                                                                              --------------------------------
                                                                              $       486,245 $     7,655,969
                                                                              --------------------------------


         (a) These borrowings are collateralized by substantially all assets of the Company. The agreements contain various restrictive covenants including, among others, ones which require the Company to maintain a certain amount of working capital, tangible equity and certain financial ratios and prohibit the payment of dividends. The Company is not in compliance with certain of these covenants at May 31, 2000 and was declared to be in default of the agreements. On August 24, 2000 the Company was still in default and on that date the Company and its lender entered into a forbearance agreement in which the lender agreed to forbear from exercising its rights and remedies against the Company up to and through October 31, 2000. As a result, the long-term debt to the bank has been classified as current maturities of long-term debt. Under this forbearance agreement the Company can borrow up to $2,000,000 in current notes payable based on a percentage of inventory, trade receivables and property and equipment. All borrowings bear interest at the bank's prime rate plus 3%. The Company is continuing to seek alternative sources of debt and/or equity financing.



The following is a schedule by years of the maturities of the long-term debt as of May 31, 2000:

      Year ending May 31:
         2001                                                  $     7,996,417
         2002                                                           71,299
         2003                                                           76,704
         2004                                                           82,716
         2005                                                           72,195
         Thereafter                                                    183,331
                                                               ----------------
                                                               $     8,482,662
                                                               ----------------

Note 4.  Notes Receivable

Notes receivable as of May 31, 2000 consist of the following:

   To be received $2,500 monthly, including interest
     at 10%, through March 1, 2001, with balance
     due at that date.                                                 133,338
   To be received $1,386 monthly, including
     interest at 8%, through June 2009.                                106,438
                                                               ----------------
                                                                       239,776
   Less current portion                                                141,028
                                                               ----------------
                                                               $        98,748
                                                               ----------------

Top Air Manufacturing, Inc. and subsidiaries

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 5.  Income Taxes

Net deferred tax assets consist of the following components as of May 31, 2000 and 1999:

                                                     2000             1999
                                               --------------------------------
   Deferred tax assets:
      Trade receivables                        $       148,000 $         6,000
      Accrued expenses                                  70,000          40,000
      Net operating loss carryforward                  955,900         419,000
      Alternative minimum tax carryforward              30,000          30,000
      Deductible goodwill of predecessor
        company                                        148,000         170,000
      Property and equipment                            25,000          37,000
      Inventory                                         56,000               -
                                               --------------------------------
                                                     1,432,900         702,000
                                               --------------------------------
   Deferred tax liabilities:
      Property and equipment                           317,000         219,300
      Inventory                                         30,000         114,000
      Trade receivables                                 79,000          86,000
                                               --------------------------------
                                                       426,000         419,300
                                               --------------------------------

                                               $     1,006,900 $       282,700
                                               --------------------------------

The  deferred  tax  amounts   mentioned   above  have  been  classified  on  the
accompanying balance sheets as of May 31, 2000 and 1999 as follows:

                                                     2000             1999
                                               --------------------------------
   Current assets                              $       334,700 $        68,200
   Noncurrent assets                                   672,200         214,500
                                               --------------------------------
                                               $     1,006,900 $       282,700
                                               --------------------------------

For income tax purposes, the Company has net operating loss carryforwards of approximately $2,400,000 which may be used to affect future taxable income. These loss carryforwards expire in various amounts in 2019 and 2020. In addition, the Company acquired operating loss carryforwards in connection with the purchase of certain assets of Clay Equipment Corporation in June 1995. Limitations imposed by current tax laws limit the utilization of these acquired carryforwards to approximately $40,000 per year through 2009.

Income tax expense (benefit) is made up of the following components:

                                                 Year Ended May 31,
                                    --------------------------------------------
                                         2000            1999          1998
                                    --------------------------------------------
   Current tax expense (benefit):
      Federal                       $     (14,240) $    (344,918) $     397,999
      State                               (15,160)       (47,725)         9,000
                                    --------------------------------------------
                                          (29,400)      (392,643)       406,999
   Deferred tax expense (credit)         (724,200)      (273,200)       154,000
                                    --------------------------------------------
                                    $    (753,600) $    (665,843) $     560,999
                                    --------------------------------------------

Top Air Manufacturing, Inc. and subsidiaries

Notes to Financial Statements
--------------------------------------------------------------------------------

Total reported tax expense (benefit) applicable to the Company's operations varies from the amount that would have resulted by applying the federal income tax rate to income (loss) before income taxes for the following reasons:


                                                                             Year Ended May 31,
                                                            -----------------------------------------------
                                                                  2000             1999           1998
                                                            -----------------------------------------------

   Income tax expense (benefit) at statutory federal
     Income tax rate                                        $     (732,755) $     (679,599) $      546,352
   State tax expense (benefit), net of federal
     Income tax benefit                                             (9,854)        (31,021)          6,202
   Benefit of income taxed at lower rates                                -          19,417         (15,610)
   Other                                                           (10,991)         25,360          24,055
                                                            -----------------------------------------------
                                                            $     (753,600) $     (665,843) $      560,999
                                                            -----------------------------------------------


Note 6.  Stock-Based Compensation

At May 31, 2000, the Company has a stock-based compensation plan which is described below. As permitted under generally accepted accounting principles, grants under this plan are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under the plan. Had compensation cost for the stock based compensation plan been determined based on the grant date fair values of the awards (the method prescribed in SFAS No. 123), reported net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts shown below:

                                                 Year Ended May 31,
                                  ----------------------------------------------
                                        2000             1999          1998
                                  ----------------------------------------------
Net income (loss)
   As reported                    $   (1,339,986) $   (1,275,867) $   1,000,007
   Pro forma                          (1,409,986)     (1,356,867)       940,007

Basic earnings (loss) per share
   As reported                             (0.27)          (0.25)          0.20
   Pro forma                               (0.28)          (0.26)          0.18

Fully diluted earnings (loss)
  per share
   As reported                             (0.27)          (0.25)          0.19
   Pro forma                               (0.28)          (0.26)          0.18


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

Top Air Manufacturing, Inc. and subsidiaries

Notes to Financial Statements
--------------------------------------------------------------------------------

The  fair  value  of each  grant  is  estimated  at the  grant  date  using  the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions for grants:

                                                  Year Ended May 31,
                                   ---------------------------------------------
                                         2000             1999          1998
                                   ---------------------------------------------
Risk free interest rate                    -             5.04%         5.71%

Expected life                              -            10 years       10 years

Price volatility                           -              46.2%         40.4%

Expected dividends                         -                -              -

The following table summarizes the options to purchase shares of the Company's common stock:

                                                           Stock Options
                                                  ------------------------------
                                                                     Weighted
                                                                      Average
                                                                     Exercise
                                                   Outstanding         Price
                                                  --------------  --------------
Balance at May 31, 1997                                 309,501          1.0952
   Granted                                               67,500          2.6875
   Exercised                                             (2,333)         0.9421
   Canceled                                              (5,667)         1.2831
                                                  --------------  --------------
Balance at May 31, 1998                                 369,001          1.3846
   Granted                                               88,500          1.0000
   Exercised                                             (3,001)         0.9409
   Canceled                                              (9,000)         1.5834
                                                  --------------  --------------
Balance at May 31, 1999                                 445,500          1.3071
   Granted                                                    -               -
   Exercised                                             (7,333)         1.0980
   Canceled                                             (14,667)         1.7777
                                                  ------------------------------
Balance at May 31, 2000                                 423,500          1.2943
                                                  ------------------------------

                                                     Number of Options
                                        ----------------------------------------
                                              2000           1999         1998
                                        ----------------------------------------
Exercisable, end of year                    348,335        293,334      239,500

Weighted-average fair value per option
  of options granted during the year      $       -    $      0.65   $     1.66


Options are exercisable over varying periods ending on January 2009.

Top Air Manufacturing, Inc. and subsidiaries

Notes to Financial Statements
--------------------------------------------------------------------------------


A further summary of the fixed options outstanding at May 31, 2000 is as follows:

                                  Options Outstanding                 Options Exercisable
                     -----------------------------------------     -----------------------------
                                        Weighted
                                        Average          Weighted                      Weighted
  Range of                              Remaining        Average                       Average
  Exercise                   Number     Contractual      Exercise       Number         Exercise
  Prices                  Outstanding       Life          Price      Exercisable        Price
-------------        -------------------------------------------    ----------------------------

   0.5938                    33,000         2.625        0.5938          33,000        0.5938
   0.8438                    35,000         3.625        0.8438          35,000        0.8438
0.7500 to 1.0000             53,500         4.578        0.8303          53,500        0.8303
1.2188 to 1.2813             54,000         5.584        1.2618          54,000        1.2618
   1.3750                   106,000         6.625        1.3750         106,000        1.3750
   2.6875                    58,500         7.660        2.6875          39,002        2.6875
   1.0000                    83,500         8.706        1.0000          27,833        1.0000
                     -------------------------------------------  ----------------------------
                            423,500 $      6.2273 $      1.2943         348,335 $      1.2634
                     -------------------------------------------  ----------------------------

Note 7.  Research and Development

Research and development costs included in the statements of income as part of other general and administrative expenses totaled $800,823, $591,839 and $486,985 for the years ended May 31, 2000, 1999 and 1998, respectively.

Note 8.  Employee Benefit Plan

The Company has a 401(k) defined contribution plan covering substantially all employees. The plan provides for a matching employer contribution based on the employee's contributions up to 5% of compensation. Additional discretionary contributions to the plan may also be made. Employer contributions for the years ended May 31, 2000, 1999 and 1998 were $150,705, $80,986 and $52,569, respectively.

Note 9.  Convertible Subordinated Debentures

On January 25, 2000 the Company completed a private placement of $500,000 of convertible subordinated debentures due January 15, 2005 which are unsecured and convertible into shares of the Company's common stock at any time before maturity, unless previously redeemed or repurchased, at a conversion price of $1.25 per share. These debentures are subordinated to the notes payable to the bank and borrowings under the line of credit agreement discussed in Note 3. The interest rate is prime rate plus 1% and is payable semi-annually on July 15 and January 15. Payment of interest on these debentures has been deferred under the Company's borrowing agreement as discussed in Note 3. The debentures will not be redeemable at the option of the Company, in whole or in part, until January 15, 2002. From January 15, 2002 to January 15, 2003, the debentures will be redeemable at the option of the Company, in whole or in part, at 105% of their principal amount declining to 103% of their principal from January 15, 2003 to January 15, 2004 and at par from January 15, 2004 to January 15, 2005. At May 31, 2000 the balance of the debentures was $500,000.

Top Air Manufacturing, Inc. and subsidiaries

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 10.  Earnings (loss) Per Share

Basic and diluted earnings (loss) per share are as follows:


                                                                           Year Ended May 31,
                                                            ------------------------------------------------
                                                                   2000           1999            1998
                                                            ------------------------------------------------

Basic earnings (loss) per share:
   Net income (loss) available to common
     Stockholders-basic                                     $    (1,339,986) $  (1,275,867)  $    1,000,007
                                                            ------------------------------------------------

   Weighted average shares outstanding-basic                      4,965,017      5,006,588        5,088,646
                                                            ------------------------------------------------

   Basic earnings (loss) per share                          $         (0.27) $       (0.25)  $         0.20
                                                            ------------------------------------------------

Diluted earnings (loss) per share:
   Net income available to
     Common stockholders-diluted                            $    (1,339,986) $  (1,275,867)  $    1,000,007
                                                            ------------------------------------------------

   Weighted average shares outstanding-basic                      4,965,017      5,006,588        5,088,646

   Effect of dilutive securities, employee stock options
      and convertible subordinated debentures                             -              -          161,227
                                                            ------------------------------------------------

   Weighted average shares outstanding-diluted                    4,965,017      5,006,588        5,088,646
                                                            ------------------------------------------------

   Diluted earnings (loss) per share                        $         (0.27)  $      (0.25)  $         0.19
                                                            ------------------------------------------------

   Antidilutive convertible debentures excluded
      from the above calculations                                   400,000              -                -
                                                            ------------------------------------------------

   Antidilutive options excluded from above
     Calculations                                                   423,500        445,500           67,500
                                                            ------------------------------------------------

Note 11.  Business Acquisition

Parker Industries, Inc.: On March 5, 1999 the Company formed a wholly owned subsidiary which acquired certain net assets of Parker Industries ("Parker") of Jefferson, Iowa in exchange for a cash payment of $3,522,792 and a non-interest bearing note of $3,506,080.

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

Top Air Manufacturing, Inc. and subsidiaries

Notes to Financial Statements
--------------------------------------------------------------------------------

Unaudited pro forma consolidated condensed financial statements for the years ended May 31, 1999 and 1998 as though Parker had been acquired as of June 1, 1997 are as follows:

                                                     1999            1998
                                              --------------------------------
   Net sales                                  $   17,207,000    $  30,849,000
   Net income (loss)                              (2,296,000)       1,675,000
   Earnings (loss) per share:
      Basic                                            (0.46)            0.33
      Diluted                                          (0.46)            0.32

Note 12.  Lease Commitments

In connection with the acquisition of Parker, the Company entered into a 10 year noncancelable agreement to lease a 60,000 square foot facility from the City of Jefferson, Iowa ("Jefferson"). The lease requires 5 annual payments of $67,405 beginning March 5, 2002 and 3 annual payments of $175,000 beginning March 5, 2007 through March 5, 2009. Rent is being expensed by the straight-line method over the term of the lease. In addition, the Company is required to pay all property taxes, insurance and maintenance on the property. The Company has the option to purchase the facility at any time for $750,000 in year one decreasing to $539,175 in year seven and appraised value after that.

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

Top Air Manufacturing, Inc. and subsidiaries

Notes to Financial Statements
--------------------------------------------------------------------------------

The total minimum rental commitment, under the above agreements, including extension periods, at May 31, 2000 is approximately $3,162,000 which is due as follows:

   Year ending May:
       2001                                                 $       200,000
       2002                                                         267,400
       2003                                                         267,400
       2004                                                         267,400
       2005                                                         267,400
       Thereafter                                                 1,892,400
                                                            ----------------
                                                            $     3,162,000
                                                            ----------------

Under these agreements, the Company incurred approximately $248,000, $212,000 and $200,000 in rent expense for the years ended May 31, 2000, 1999 and 1998, respectively.

Note 13.  Assets Held for Sale

On June 25, 1999 the Company closed its Onarga, Illinois facility and began moving production to its Cedar Falls, Iowa facility. The buildings, land and improvements in Onarga have been classified as assets held for sale on the accompanying balance sheet as of May 31, 2000 and have been reduced to their estimated fair market values less costs of disposal.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                      TOP AIR MANUFACTURING, INC.

Date:  August 29, 2000
                                      By /s/ Steven R. Lind
                                         ---------------------------------------
                                         Steven R. Lind,
                                         President and Chief Executive Officer


In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  Signature                           Title                         Date
  ---------                           -----                         ----

 /s/ Steven R. Lind
---------------------------    President, Chief Executive        August 29, 2000
Steven R. Lind                 Officer and Director
                               (Principal Executive Officer)


/s/ Steven F. Bahlmann
---------------------------    Chief Accounting Officer          August 29, 2000
Steven F. Bahlmann             (Principal Accounting Officer)


/s/ Wayne C. Dudley
---------------------------    Director                          August 29, 2000
Wayne C. Dudley


/s/ Dennis W. Dudley
---------------------------    Director                          August 29, 2000
Dennis W. Dudley



---------------------------    Director                         August ___, 2000
Robert J. Freeman


/s/ Franklin A. Jacobs
---------------------------    Director                          August 25, 2000
Franklin A. Jacobs


/s/ S. Lee Kling
---------------------------    Director                          August 25, 2000
S. Lee Kling



---------------------------    Director                         August ___, 2000
Sanford W. Weiss


/s/ Thaddeus P. Vannice, Sr.
---------------------------    Director                          August 29, 2000
Thaddeus P. Vannice, Sr.

                                INDEX TO EXHIBITS

Exhibit
Number                                     Description

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

*10(a) Promissory Note dated January 1, 1991, between the Company and Wayne C. Dudley (the "Dudley Note"), filed as Exhibit 10(b) to the 1991 Form 10-KSB

*10(b) Letter Amendment, dated August 5, 1994, to the Dudley Note, filed as Exhibit 10(c) to the Company's Annual Report on Form 10-KSB for fiscal year 1994 (the "1994 Form 10-KSB")

*10(c)+ Employment Agreement between the Company and Steven R. Lind dated as of November 6, 1992, filed as Exhibit 10(c) to the Company's Annual Report on Form 10-KSB for fiscal year 1999 (the "1999 Form 10-KSB")

*10(d)+ First Amendment to Employment Agreement between the Company and Steven R. Lind dated as of October 19, 1994, filed as Exhibit 10(d) to the Company's Annual Report on Form 10-KSB for fiscal year 1999 (the "1999 Form 10-KSB")

*10(e)+ 1993 Stock Option Plan adopted by the Board of Directors November 6, 1992, filed as Exhibit 10(c) to the 1993 Form 10-KSB

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

*10(i) Consulting Agreement dated December 12, 1996 between the Company and Gregory Wilson, together with a Stock Option Agreement issued in connection therewith, filed as Exhibit 10(j) to the 1997 Form 10-KSB

*10(j) Building lease dated April 17, 1995 between the Company and the City of Cedar Falls, Iowa, filed as Exhibit 10(l) to the Company's Annual Report on Form 10-KSB for the fiscal year 1998 (the "1998 Form 10-KSB")

*10(k) Developmental Agreement dated July 13, 1998 between the Company and the City of Cedar Falls, Iowa, filed as Exhibit 10(m) to the 1998 Form 10-KSB

*10(l) Loan Agreement between the Company and Mercantile Bank Midwest, dated November 2, 1998, filed as Exhibit 10(l) to the Company's Annual Report on Form 10-KSB for fiscal year 1999 (the "1999 Form 10-KSB")

*10(m) Modification Agreement to a Loan Agreement dated November 2, 1998 between the Company and Mercantile Bank Midwest, dated March 4, 1999, filed as Exhibit 10(m) to the Company's Annual Report on Form10-KSB for fiscal year 1999 (the "1999 Form 10-KSB")

*10(n) Promissory Note in the principal amount of $4,500,000 in favor of Mercantile Bank Midwest, dated November 2, 1998, filed as Exhibit 10(n) to the Company's Annual Report on Form10-KSB for fiscal year 1999 (the "1999 Form 10-KSB")

*10(o) Promissory Note in the principal amount of $3,500,000 in favor of Mercantile Bank Midwest, dated March 4, 1999, filed as Exhibit 10(o) to the Company's Annual Report on Form10-KSB for fiscal year 1999 (the "1999 Form 10-KSB")

*10(p) Promissory Note in the principal amount of $6,000,000 in favor of Mercantile Bank Midwest, dated March 4, 1999, filed as Exhibit 10(p) to the Company's Annual Report on Form10-KSB for fiscal year 1999 (the "1999 Form 10-KSB")

**10(q) Loan Extension Agreement between the Company and Mercantile Bank Midwest, dated November 10, 1999

**10(r) Forbearance Agreement between the Company and Mercantile Bank Midwest, dated January 28, 2000

*10(s) Community Economic Betterment Account ("CEBA") Agreement by and among the Iowa Department of Economic Development, City of Jefferson and Parker Industries, Inc., dated as of February 18, 1999,filed as Exhibit 10(s) to the Company's Annual Report on Form10-KSB for fiscal year 1999 (the "1999 Form 10-KSB")

*10(t) Promissory Note in the principal amount of $300,000 in favor of The City of Jefferson, dated as of February 18, 1999, as part of the Iowa Department of Economic Development CEBA Program, filed as Exhibit 10(t) to the Company's Annual Report on Form10-KSB for fiscal year 1999 (the "1999 Form 10-KSB")

*10(u) Lease Agreement between the Company and Greene County Development Corporation, dated as of March 5, 1999, filed as Exhibit 10(u) to the Company's Annual Report on Form10-KSB for fiscal year 1999 (the "1999 Form 10-KSB")

*10(v) Promissory Note in favor of DWZM, Inc., dated March 5, 1999, issued in connection with the acquisition of the assets of Parker Industries, filed as Exhibit 10(v) to the Company's Annual Report on Form10-KSB for fiscal year 1999 (the "1999 Form 10-KSB")

*10(w)+ Employment Agreement between the Company and James R. Harken dated as of October 19, 1998, filed as Exhibit 10(w) to the Company's Annual Report on Form10-KSB for fiscal year 1999 (the "1999 Form 10-KSB")

*10(x)+ Employment Agreement between the Company and Scott L. Wildeboer dated as of October 19, 1998, filed as Exhibit 10(x) to the Company's Annual Report on Form10-KSB for fiscal year 1999 (the "1999 Form 10-KSB")

*10(y)+ Employment Agreement between the Company and Steven F. Bahlmann dated as of October 19, 1998, filed as Exhibit 10(y) to the Company's Annual Report on Form10-KSB for fiscal year 1999 (the "1999 Form 10-KSB")

*10(z)+ Employment Agreement between the Company and Jerome M. Sechler dated as of May 11, 1999, filed as Exhibit 10(z) to the Company's Annual Report on Form10-KSB for fiscal year 1999 (the "1999 Form 10-KSB")

*10(aa) Amendment No. 1 to Amended and Restated Voting Trust Agreement, filed as Exhibit 9 to the Company's Form 10-Q dated January 14, 2000

**10(bb) Convertible Subordinate Debenture due 2005 issued to S. Lee Kling on January 25, 2000

**10(cc) Convertible Subordinate Debenture due 2005 issued to Wayne W. Whalen on January 25, 2000

**10(dd) Convertible Subordinate Debenture due 2005 issued to Franklin A. Jacobs on January 25, 2000

**10(ee) Convertible Subordinate Debenture due 2005 issued to Sanford W. Weiss on January 25, 2000

*10(ff) Securities Purchase Agreement between the Company and S. Lee Kling dated as of January 25, 2000, filed as Exhibit 1 to the
               Schedule 13D filed by Mr. Kling on February 3, 2000

*10(gg)        Securities  Purchase  Agreement  between the Company and Wayne W.
               Whalen  dated as of January 25,  2000,  filed as Exhibit 1 to the
               Schedule 13D filed by Mr. Whalen on February 3, 2000

**10(hh) Securities Purchase Agreement between the Company and Sanford W. Weiss, dated as of January 25, 2000

**10(ii) Securities Purchase Agreement between the Company and Franklin A. Jacobs dated as of January 25, 2000

**10(jj) Agreement by and between Firstar Bank, N.A. f/k/a Mercantile Bank Midwest, Top Air Manufacturing, Inc., Parker Industries, Inc. and Parker Acquisition Sub, Inc. dated as of August 24, 2000

**11           Statement re Computation of Per Share Earnings

**21           List of Subsidiaries

**23           Consent of Accountants

**27           Financial Data Schedule (Filed in EDGAR version only)

**99 Cautionary Statement Identifying Important Factors that Could Cause the Company's Actual Results to Differ from those Projected in Forward-Looking Statements

---------------

* Incorporated by reference to the indicated documents or parts thereof, previously filed with the Commission.

**             Filed herewith.

+              Management contract or compensatory plan or arrangement.