Form 10QSB
period 2000-08-31
TOP AIR MANUFACTURING INC
filed 2000-10-16
CIK 355469

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

{X} Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934.

For the quarterly period ended August 31, 2000

         or

{ } Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from  ___________  to  ___________

Commission File Number: 1-13679

                           TOP AIR MANUFACTURING, INC.
        (Exact name of small business issuer as specified in its charter)

            Iowa                                              42-1155462
-----------------------------------------                 -------------------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification No.)

317 Savannah Park Road, Cedar Falls, Iowa                        50613
-----------------------------------------                 -------------------
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

                        Yes   X       No
                            -----        -----

       4,954,803 Common Shares were outstanding as of September 30, 2000.

Transitional Small Business Disclosure Format (check one):

                        Yes           No   X
                            ----         -----

                  TOP AIR MANUFACTURING, INC. AND SUBSIDIARIES


                                      INDEX


PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements:

    Condensed Consolidated Balance Sheets,
       August 31, 2000 (unaudited)
        and May 31, 2000                                                     1

    Unaudited Condensed Consolidated Statements of
       Operations, Three Months Ended
        August 31, 2000 and 1999                                             2

    Unaudited Condensed Consolidated Statements of
       Cash Flows, Three Months Ended August 31, 2000
        and 1999                                                             3

    Notes to Condensed Consolidated Financial Statements
     (unaudited)                                                             4


  Item 2. Management's Discussion and Analysis or
          Plan of Operation                                                  5


PART II. OTHER INFORMATION

   Item 3.  Defaults Upon Senior Securities                                  7

   Item 6. Exhibits and Reports on Form 8-K                                  7

SIGNATURES                                                                   8

EXHIBIT INDEX                                                                9

                  TOP AIR MANUFACTURING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    AUGUST 31,           MAY 31,
                                                       2000               2000 *
                                                    ----------         ---------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                           84,347       $      3,654
   Trade receivables, net of allowance for
     doubtful accounts August 31, 2000
     $619,803; May 31, 2000 $528,811                4,384,449          4,672,455
   Inventories (Note 2)                             6,156,937          6,151,665
   Income tax benefits                                 21,879             22,227
   Other current assets                               613,359            582,799
                                                   ----------         ----------

          Total Current Assets                     11,260,971         11,432,800
                                                   ----------         ----------

LONG TERM RECEIVABLES AND OTHER ASSETS
  Notes receivable, net of current portion             95,810             98,748
  Goodwill                                            893,157            912,759
  Other  assets                                     1,038,949            762,149
                                                  -----------        -----------
                                                    2,027,916          1,773,656
                                                  -----------        -----------
PROPERTY AND EQUIPMENT, at cost,
  less accumulated depreciation
  August 31, 2000 $1,967,514;
  May 31, 2000  $1,817,300                          3,642,008          3,739,542
                                                  -----------        -----------

                                                  $16,930,895        $16,945,998
                                                   ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term debt                                 $ 2,895,676      $   2,343,387
  Other liabilities and accrued items               8,829,845          8,871,908
                                                   ----------         ----------

    Total Current Liabilities                      11,725,521         11,215,295
                                                   ----------         ----------

LONG-TERM LIABILITIES                               1,081,069          1,102,245
                                                   ----------         ----------

STOCKHOLDERS' EQUITY
  Common stock                                        323,589            323,589
  Additional paid-in capital                        2,910,918          2,910,918
  Retained earnings                                 1,249,946          1,754,099
                                                   ----------         ----------
                                                    4,484,453          4,988,606
  Less cost of treasury stock                         360,148            360,148
                                                   ----------         ----------
                                                    4,124,305          4,628,458
                                                   ----------         ----------
                                                  $16,930,895        $16,945,998
                                                   ==========         ==========

*Condensed from Audited Financial Statements.

See Notes to Condensed Consolidated Financial Statements.

                  TOP AIR MANUFACTURING, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months ended August 31, 2000 and 1999



                                                         2000           1999
                                                      ----------     -----------

Net Sales                                             $3,352,357     $2,904,971
                                                       ---------      ---------

Costs and Expenses:

  Cost of goods sold                                   2,828,690      2,387,148

  Selling and administrative expenses                    833,757        892,205

  Research and development expenses                      162,991        216,341

  Interest expense                                       316,889        224,548
                                                       ---------      ---------
                                                       4,142,327      3,720,242
                                                       ---------      ---------

    Operating Income (loss)                             (789,970)      (815,271)

Other income                                               3,017         15,964
                                                        --------      ---------

  Income (loss) before income taxes                     (786,953)      (799,307)

    Income taxes (credits)                              (282,800)      (287,700)
                                                        ---------      ---------

  Net Income (loss)                                    $(504,153)     $(511,607)
                                                        =========      =========


Earnings (loss) per  Share:

    Basic                                             $     (.10)     $    (.10)
                                                      ==========      ==========

    Fully Diluted                                     $     (.10)     $    (.10)
                                                      ==========      ==========


Weighted Average Shares

      Basic                                            4,954,803      4,975,272

      Fully Diluted                                    4,954,803      4,975,272


See Notes to Condensed Consolidated Financial Statements.

                  TOP AIR MANUFACTURING, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Three Months Ended August 31, 2000 and 1999


                                                      2000              1999
                                               --------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by (used in)
    operating activities                       $     174,433      $  (1,232,698)
                                               -------------      -------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of property and
    equipment                                          1,000             15,500
  Purchase of property and equipment                 (55,179)           (42,158)
  Payments received on long-term
    notes receivable                                   3,409              5,024
                                                ------------      -------------

 Net cash (used in) investing activities             (50,770)           (21,634)
                                                ------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term borrowings                618,000          2,199,000
  Principal payments on short term
    borrowings                                      (543,000)          (952,000)
  Principal payments on long-term
    borrowings                                      (117,970)           (46,093)
  Net proceeds from issuance of
    common stock August 31, 2000 none;
    August 31, 1999 7,333 shares                          --              8,052
                                                ------------      -------------
Net cash provided by (used in)
  financing activities                               (42,970)         1,208,959
                                                ------------      --------------

Increase (decrease) in Cash and
  Cash Equivalents                                    80,693           (45,373)

CASH AND CASH EQUIVALENTS
  Beginning                                            3,654             58,157
                                                ------------      -------------


  Ending                                        $     84,347       $     12,784
                                                ============       ============



See Notes to Condensed Consolidated Financial Statements.

                  TOP AIR MANUFACTURING, INC. AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1.  Condensed Consolidated Financial Statements

The financial statements of Top Air Manufacturing, Inc. and its wholly owned subsidiaries (Ficklin Machine Co. and Parker Industries, Inc.) have been presented on a consolidated basis as of August 31, 2000, May 31, 2000 and for the three months ended August 31, 2000 and 1999. All significant intercompany accounts and transactions have been eliminated.

The condensed consolidated balance sheet as of August 31, 2000 and the condensed consolidated statements of operations for the three months ended August 31, 2000 and 1999 and the statements of cash flows for the three months ended August 31, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 2000 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2000 Annual Report to Shareholders. The results of operations for the periods ended August 31, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

Note 2.  Inventories

         Inventories consist of the following:


                                           August 31, 2000          May 31, 2000
                                           ---------------          ------------

         Finished Goods                        $5,432,729            $4,603,256
         Work in Process                          427,063               471,672
         Raw Materials and Supplies               297,145             1,076,737
                                               ----------            ----------

                                               $6,156,937            $6,151,665
                                               ==========            ==========

                  TOP AIR MANUFACTURING, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

       This report contains certain forward-looking statements within the meaning of the Federal Securities Laws, which, while reflective of management's beliefs or expectations, involve certain risks and uncertainties, many of which are beyond the control of the Company. Accordingly, the Company's actual results and the timing of certain events could differ materially from those discussed herein. Factors that cause or contribute to such differences include, but are not limited to, those factors discussed in the section captioned "Management's Discussion and Analysis or Plan of Operations" and those factors discussed in
Exhibit 99 to the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2000.

RESULTS OF OPERATIONS

Net Sales:

       The Company's net sales for the first quarter of fiscal 2001 increased 15% to $3,352,357 compared to $2,904,971 for the same period last year. The increase was primarily a result of a $450,000 increase in the sales of grain wagons and carts. The higher level of grain wagon and cart sales was due to favorable acceptance of new models and to lower levels of inventory being carried on dealers' lots. Sales and orders are continuing to show significant improvement over last year's levels. The Company's backlog was in excess of $3 million as of August 31, 2000 compared to $1.5 million on the same date in 1999. The Company recently announced a price increase covering many of its product lines. While the effect of the recent price increases were not reflected to any significant extent during the first quarter of 2000, it is expected that these increases will have a more significant impact in the second quarter and beyond.

Operating Costs & Expenses:

       The Company's cost of goods sold for the quarter ended August 31, 2000 increased to 84% of net sales compared to 82% for the first fiscal quarter of the previous year. The increase, as a percentage of sales, was a result of the higher volume of grain wagon and cart sales which typically have lower gross margins than the rest of the Company's sales mix. The increase was also affected by costs related to addressing the Company's cash flow needs.

       Operating expenses decreased 10% to $996,748 for the first quarter of fiscal 2001 from $1,108,546 during the same period last year. The decrease was a result of staff reductions in administrative and research and development positions coupled with various other cost cutting measures that are part of an ongoing effort to return the Company to a profitable position.

Interest Expense:

       Interest expense increased 41% to $316,889 for the first quarter of fiscal 2001 compared to $224,548 for the same period last year. The increase was due to significantly higher interest rates offset by lower levels of debt outstanding during the period.

                  TOP AIR MANUFACTURING, INC. AND SUBSIDIARIES

Income Tax Expense:

       The Company's income tax credits of $282,800 and $287,700 for the quarters ended August 31, 2000 and 1999 are estimated based on an annualized effective tax rate of 36%. These credits represent the benefit that would be received if the loss for the periods were carried forward to offset tax expense in other years.

Material Changes in Financial Position:

       The Company's loss from operations of $504,153 was primarily responsible for the decrease in working capital of approximately $682,000 for the three months ended August 31, 2000.

Liquidity and Capital Resources:

       At August 31, 2000 the Company had negative working capital of $464,550, a decrease of $8,495,080 from working capital of $8,030,530 a year ago and a decrease of $682,055 since May 31, 2000. The decrease from a year ago is primarily a result of reclassifying $6,800,000 in long term debt to current liabilities as explained below. Additionally, working capital was negatively impacted by approximately $2,000,000 in losses from operations, which was partially offset by $500,000 of proceeds from the issuance of convertible subordinated debentures. The decrease since May 31, 2000 is described in "Material Changes in Financial Position" in the previous paragraph. The current ratio decreased to .96 at August 31, 2000 from 1.02 at May 31, 2000. The Company anticipates no significant outlays for property and equipment in the foreseeable future.

       The Company has taken several steps designed to reduce its cash requirements without negatively affecting its ability to return to profitability in the future. For example, the Company has recently consolidated certain of its operations to eliminate redundant costs, eliminated non-essential expenses, down-sized and restructured certain of its operations and has instituted price increases with no discernible negative impact on orders. Additionally, the Company has retained the services of an independent consulting firm to analyze the Company's operations, markets and financial needs and to make specific recommendations for improvements in the areas in the form of a written report. While the cost of such analysis and report is estimated to be $135,000, the Company believes that this effort will be invaluable in terms of its potential for enhanced profitability, assistance in the Company's ongoing discussions with its lender and in the Company's effort to obtain suitable financing, as discussed below.

       The Company continues to be unable to meet certain financial covenants contained in the credit and security agreement with respect to its $6,000,000 line of credit. As a result, the Company has entered into a forbearance agreement in which the lender agreed to forbear from exercising its rights and remedies against the Company up to and through October 31, 2000. This forbearance agreement also prohibits the Company from borrowing in excess of $2,000,000 under the line of credit, which is based on a percentage of inventory, trade receivables and property and equipment at an interest rate of 12.5%. As a result, approximately $6,800,000 of long-term debt has been reclassified as current liabilities to properly account for the Company's term debt. The Company is continuing to seek alternative sources of debt and/or equity financing. As of the date of this report, the Company has not received a commitment from any source to provide such financing. No assurance can be given that the Company will achieve full compliance with the financial covenants, or that the Company will be able to obtain suitable alternative sources of financing. If the Company is unable to achieve such compliance or obtain such financing, the Company may be unable to fund its ongoing operations.

                  TOP AIR MANUFACTURING, INC. AND SUBSIDIARIES

Year 2000 Readiness Disclosure:

       The Company developed a Year 2000 Plan during 1999 to assess its vulnerability to system failures arising from the Millennium change that could impact the Company adversely. These threats were identified, and priorities established to address these risks based on the financial threat or seriousness of the implications. The project's primary emphasis was to look at the risks with the most severe financial implication first, and then to address these critical problems. The risks to the Company and the Company's Year 2000 Plan have been described in the Company's quarterly report on Form 10-QSB for the quarter ending November 30, 1999.

       Based upon the actions taken by the Company and the information it has received to date, the Company does not believe that the Millennium change has materially affected its customers and vendors and the Company believes that its contingency plans, if required to be implemented, would be successful. Although problems as a result of the Millennium change may still occur in the future, as of October 16, 2000 the Company has not encountered any material negative effects from the Millennium change. The Company will continue to monitor its systems and the risks identified in its Year 2000 Plan for any potential problems and take the appropriate actions to minimize any adverse consequences.


                           PART II. OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

       As is discussed in "Item 2. Management's Discussion and Analysis or Plan of Operation" herein, the Company has been unable to meet certain financial covenants contained in the credit and security agreement with respect to its line of credit and bank term debt. As of October 16, 2000, the total amount owing under the line of credit and the term debt is $8,306,741.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits

       Exhibit Number
       --------------

            11         Statement Regarding Computation of Earnings (Loss) Per
                       Common Share

            27         Financial Data Schedule


(b)    Reports on Form 8-K

       Form 8-K dated June 28, 2000 and filed July 5, 2000 reporting that the Company had entered into a "Special Advance Agreement" with its bank lender under which the bank lender agreed to advance an additional $200,000 that was due July 10, 2000.

       Form 8-K dated July 10, 2000 and filed July 12, 2000 reporting that the Company was unable to repay the $200,000 that was due July 10, 2000 under the "Special Advance Agreement" and that the bank lender had issued a notice of default to the Company.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       TOP AIR MANUFACTURING, INC.
                                       (Registrant)



Date:  October 16, 2000                /s/ Steven R. Lind
                                       -----------------------------------------
                                       Steven R. Lind
                                       President and Chief Executive Officer;
                                       Principal Executive Officer



Date:  October 16, 2000                /s/ Steven F. Bahlmann
                                       -----------------------------------------
                                       Steven F. Bahlmann
                                       Chief Accounting Officer;
                                       Principal Accounting Officer

                  TOP AIR MANUFACTURING, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX



EXHIBIT NO.         DESCRIPTION
-----------         -----------

    11         Computation of Earning (Loss) per Common Share

    27         Financial Data Schedule